Form 10-K
period 1996-12-31
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1998-01-23
CIK 829092

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

     [X]          Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended DECEMBER 31, 1996

                                       OR

     [_]        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number:  033-20022

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 52-1558094
----------------------------------------       -------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

         10400 FERNWOOD ROAD
         BETHESDA, MARYLAND                              20817
----------------------------------------       -------------------------
(Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code:  301-380-2070

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest
                  -------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____ (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 23, 1998.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

--------------------------------------------------------------------------------
                   Marriott Residence Inn Limited Partnership
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                       PAGE NO.
                                                                       --------

                                     PART I

Item 1.    Business.......................................................  1

Item 2.    Properties.....................................................  5

Item 3.    Legal Proceedings..............................................  6

Item 4.    Submission of Matters to a Vote of Security Holders............  7

                                    PART II

Item 5.    Market For The Partnership's Limited Partnership Units
           and Related Security Holder Matters............................  7

Item 6.    Selected Financial Data........................................  8

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  8

Item 8.    Financial Statements and Supplementary Data.................... 15

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................... 28


                                    PART III

Item 10.    Directors and Executive Officers..............................  28

Item 11.    Management Remuneration and Transactions......................  29

Item 12.    Security Ownership of Certain Beneficial Owners and Management  29

Item 13.    Certain Relationships and Related Transactions................  29

                                    PART IV

Item 14.    Exhibits, Supplemental Financial Statement Schedules
            and Reports on Form 8-K.......................................  32

                                     PART I

ITEM 1.  BUSINESS

DESCRIPTION OF THE PARTNERSHIP

Marriott Residence Inn Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on January 18, 1988 to acquire, own and operate 15 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in seven states and contain a total of 2,129 suites as of December 31, 1996. The Partnership commenced operations on March 29, 1988.

On October 8, 1993, Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Marriott International, Inc. ("MII"). The sole general partner of the Partnership is RIBM One Corporation, a Delaware corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott.

The Partnership is engaged solely in the business of owning and operating the Inns and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Inns are operated as part of the Residence Inn by Marriott system, which includes over 238 Inns worldwide in the extended-stay segment of the U.S. lodging industry. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of MII, under a long-term management agreement (the "Management Agreement"). The Management Agreement expires in 2007 with renewals at the option of the Manager for one or more of the Inns for up to five successive terms of 10 years thereafter. See Item 13 "Certain Relationships and Related Transactions."

The objective of the Residence Inn by Marriott system, including the Inns, is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Residence Inn by Marriott Inns have fewer guest rooms than traditional full-service hotels, containing approximately 120 guest suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

The Inns are extended-stay, limited service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. The Inns typically have 88 to 144 studio, one bedroom, two bedroom and two-story penthouse suites. They are generally located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. See Item 2 "Properties." Residence Inns do not have restaurants, but offer a complimentary continental breakfast. In addition, most of the Inns provide a complimentary hospitality hour. Each suite contains a fully-equipped kitchen and many suites have woodburning fireplaces.

The Partnership's financing needs have been funded through loan agreements with independent financial institutions and through loans and advances made by Host Marriott and its affiliates. See "Debt Financing."

ORGANIZATION OF THE PARTNERSHIP

Between March 29, 1988 and April 22, 1988 (the "Closing Date"), 65,600 limited partnership interests (the "Units") were sold in a public offering. The offering price per Unit was $1,000. The General Partner contributed $662,627 for its 1% general partnership interest. On the Closing Date, the Partnership acquired the Inns and the land on which the Inns are located from MII for $178.8 million. Of the total purchase price, $123 million was paid from the proceeds of mortgage financing and the remainder from the sale of the Units.

DEBT FINANCING

As of December 31, 1994, the Partnership had outstanding bank mortgage indebtedness of $123 million (the "Term Loan"). The Term Loan carried interest at a fixed rate of 10.4% and required no principal amortization prior to maturity. The Partnership also had $6 million outstanding under a $10 million revolving loan facility (the "Revolving Loan") which carried interest at a floating rate equal to .5% over the one, two, three or six month London Interbank Offered Rate ("LIBOR") as elected by the Partnership and required no principal amortization prior to maturity. An additional $1.4 million was outstanding on a note payable to Host Marriott, the proceeds from which were used for the expansion of the St. Louis Galleria Inn. The note payable to Host Marriott carried interest at a fixed rate of 10.4% and required no principal amortization prior to maturity.

The Term Loan, Revolving Loan and note payable to Host Marriott matured on April 24, 1995. The Term Loan and Revolving Loan went into default on the maturity date as the Partnership was unable to secure replacement financing. Effective April 25, 1995 through August 31, 1995, the lender granted a forbearance on the Term Loan and the Revolving Loan in which both loans began to accrue interest at 10.4%. However, effective September 1, 1995, pursuant to the loan documents, both the Term Loan and Revolving Loan began to accrue interest at the Default Rate, as defined, of prime plus 2.5 percentage points through October 11, 1995. Host Marriott granted the Partnership a six-month forbearance of the note payable upon maturity on April 24, 1995 at the original interest rate.

Host Marriott Corporation had also provided the Partnership a $15 million debt service guarantee (the "Limited Guarantee") to the extent necessary for payment of (i) interest on the Term Loan, (ii) interest on the Revolving Loan, and (iii) the principal amount of the Term Loan and the Revolving Loan. Host Marriott was released from the Limited Guarantee on the date of the original debt maturity of April 24, 1995.

REFINANCING

On October 12, 1995 the Partnership completed a refinancing of the Partnership's debt through the proceeds of a $100 million senior mortgage (the "Senior Mortgage") and a $30 million second mortgage (the "Second Mortgage"). The net proceeds of the Senior and Second Mortgages and existing Partnership cash were used as follows: (i) to repay the Term Loan of $123 million, (ii) to repay the Revolving Loan of approximately $6 million, (iii) to repay the $1.4 million note payable to Host Marriott and (iv) to pay certain costs of structuring the debt.

The Senior Mortgage of $100 million bears interest at 8.6%, requires monthly amortization of principal on a 20 year schedule and matures on September 30, 2002. The Second Mortgage of $30 million bears interest at 15.25%, requires monthly amortization of principal on a 20 year schedule and matures on September 30, 2002.

In addition to the required monthly principal amortization, during each of the four years from 1996 through 1999, the Partnership is required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively.

The terms of the Senior and Second Mortgages include requirements of the Partnership to maintain certain defined ratios of operating cash available after debt service to total debt service. In the event the Partnership fails to maintain the required debt service ratios, all Inn operating cash flow, plus all cash or other amounts to which the Partnership is entitled from any source, must be paid directly to a cash collateral account until the ratios are restored to their required levels.

Both the Senior and Second Mortgages are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the Management Agreement, as defined below.

The weighted average interest rate on the Partnership's debt for the years ended December 31, 1996 and 1995 was 10.13% and 10.14%, respectively. In 1994, the weighted average interest rate on the Revolving Loan was 4.8%.

MATERIAL CONTRACTS

Management Agreement

The primary provisions of the Management Agreement are discussed in Item 13, "Certain Relationships and Related Transactions."

COMPETITION

The United States lodging industry generally is comprised of two broad segments: full service hotels and limited service hotels. Full service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited service hotels generally offer accommodations with limited or no services and amenities. As extended-stay, the Inns compete effectively with both full service and limited service hotels in their respective markets by providing streamlined services and amenities exceeding those provided by typical limited service hotels at prices that are significantly lower than those available at full service hotels.

The lodging industry in general, and the extended-stay segment in particular, is highly competitive, but the degree of competition varies from location to location and over time. The

Inns compete with several other major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following are key participants in the extended-stay segment of the lodging industry: Residence Inn, Homewood Suites, Hawthorne Suites, Summerfield Suites and AmeriSuites.

CONFLICTS OF INTEREST

Because Host Marriott, the parent of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership's Inns and MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott, MII and their affiliates retain a free right to compete with the Partnership's Inns, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Inns are located, in addition to those existing hotels which may currently compete directly or indirectly with the Inns.

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners of the Partnership. Since the General Partner is entitled to manage and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability and environmental liability), this control could lead to conflicts of interest.

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner, any affiliate of the General Partner, or persons employed by the General Partner or its affiliates be conducted on terms that are fair to the Partnership and that are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated parties.

The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides that any agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

(i) the General Partner or any such affiliate must have the ability to render such services or to sell or lease such goods;

(ii) such agreements, contracts or arrangements must be fair to the Partnership and reflect commercially reasonable terms and must be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

(iii) no rebates or give-ups may be received by the General Partner or any such affiliate, nor may the General Partner or any such affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement; and

(iv) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such a manner as to increase the fees or other compensation payable by the Partnership to the General Partner or any of its affiliates or to decrease the responsibilities or duties of the General Partner or any such affiliate in the absence of the consent of the holders of a majority in interest of the limited partners.

EMPLOYEES

Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11 "Management Remuneration and Transactions" for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership.


CONSOLIDATION

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share ("Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

ITEM 2.  PROPERTIES

INTRODUCTION

The properties consisted of 15 Residence Inn by Marriott hotels as of December 31, 1996. The Inns, which range in age between nine and 12 years, are geographically diversified among seven states: four in Ohio, three in California, three in Georgia, two in Missouri, and one in Illinois, Colorado and Michigan.

The extended-stay segment of the lodging industry experienced increased competition throughout 1996 as new extended-stay purpose-built competitors entered the market. This trend is expected to continue in 1997. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. On a combined basis, competitive forces affecting the Inns are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1 "Business--Competition."

NAME AND LOCATION OF PARTNERSHIP INNS

           INN                     NUMBER OF SUITES     DATE OPENED
--------------------------       -------------------    ------------
California
  Costa Mesa                            144                 1986
  La Jolla                              287                 1986
  Long Beach                            216                 1987
Colorado
  Boulder                               128                 1986
Georgia
  Atlanta Buckhead                      136                 1987
  Atlanta Cumberland                    130                 1987
  Atlanta Dunwoody                      144                 1984
Illinois
  Chicago Lombard                       144                 1987
Michigan
  Southfield                            144                 1986
Missouri
  St. Louis Chesterfield                104                 1986
  St. Louis Galleria                    152                 1986
Ohio
  Cincinnati North                      144                 1985
  Columbus North                         96                 1985
  Dayton North                           64                 1987
  Dayton South                           96                 1985
                                    ----------
                            TOTAL     2,129
                                    ==========

The following table shows selected combined operating and financial statistics for the Inns (in thousands, except combined average occupancy, combined average daily suite rate, REVPAR and number of suites):

                                                             Year Ended December 31,
                                                           ---------------------------
                                                            1996       1995      1994
                                                           ------     ------    ------
Combined average occupancy...............                     83.5%     85.8%     86.8%
Combined average daily suite rate........                  $ 88.02   $ 81.14   $ 75.53
REVPAR...................................                  $ 73.50   $ 69.62   $ 65.56
Number of suites.........................                    2,129     2,129     2,129
Suite sales..............................                  $58,019   $53,945   $50,805
Other Inn sales..........................                    2,805     2,780     2,635
                                                           -------   -------   -------
 Total Inn sales.........................                   60,824    56,725    53,440
Direct Inn operating costs and expenses..                   28,740    26,656    26,135
                                                           -------   -------   -------
Inn Revenues.............................                  $32,084   $30,069   $27,305
                                                           =======   =======   =======

Operating profit before interest.........                  $16,151   $14,400   $11,663
Net income (loss)........................                  $ 3,087   $ 1,517   $(1,588)

Revenue per available room ("REVPAR") represents the combination of the combined average daily room rate charged and the combined average occupancy achieved, and is a commonly used indicator of hotel performance.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Assignments of Units are limited to the first date of each fiscal quarter and are subject to approval by the General Partner. As of December 31, 1996, there were 4,225 holders of record of the 65,600 Units.

In accordance with Sections 4.06 and 4.09 of the Partnership Agreement, cash available for distribution for any year will be distributed quarterly to the Partners of record at the end of each accounting period during such year as follows: (i) first, 99% to the limited partners and 1% to the General Partner, until the partners have received, with respect to such year, an amount equal to 10% of their Invested Capital, defined as the excess of original capital contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts")--this amount is $6,626,263 at December 31, 1996;
(ii) second, remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

(a) 99% to the limited partners and 1% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts of less than 50% of their original capital contributions; or

(b) 85% to the limited partners and 15% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to or greater than 50% but less than 100% of their original capital contributions; or

(c) 70% to the limited partners and 30% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to 100% or more of their original capital contributions.

Cash available for distribution means, with respect to any fiscal period, the cash revenues of the Partnership from all sources during the fiscal period, other than Capital Receipts less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service, repayment of advances made by the General Partner, fees for management services and administrative expenses (excluding expenditures incurred by the Partnership in connection with a transaction resulting in Capital Receipts), and (ii) such reserves as may be determined by the General Partner in its reasonable discretion to be necessary to provide for the foreseeable cash needs of the Partnership or for the maintenance, repair, or restoration of the Inns.

As of December 31, 1996, the Partnership has distributed a total of $38,700,104 ($584 per limited partner unit) since inception. In 1996, $4,969,697 ($75 per limited partner unit) was distributed, of this amount, $1,656,566 was from 1996 operations ($25 per limited partner unit) and the remaining $3,313,131 was from 1995 operations ($50 per limited partner unit). An additional $1,656,566 ($25 per limited partner unit) was distributed in February 1997 bringing the total distribution from 1996 operations to $3,313,131 ($50 per limited partner unit). In 1995 $861,414 ($13 per limited partner unit) was distributed from 1994 operations. No distributions of Capital Receipts have been made since inception.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data present historical operating information for the Partnership for each of the five years in the period ended December 31, 1996 presented in accordance with generally accepted accounting principles.

                                    1996      1995      1994       1993       1992
                                  --------  --------  ---------  ---------  ---------
                                        (in thousands, except per unit amounts)

Revenues........................  $ 32,084  $ 30,069  $ 27,305   $ 25,193   $ 23,961
                                  ========  ========  ========   ========   ========

Net income (loss)...............  $  3,087  $  1,517  $ (1,588)  $ (2,891)  $ (3,856)
                                  ========  ========  ========   ========   ========

Net income (loss) per limited
  partner unit (65,600 Units)...  $     47  $     23  $    (24)  $    (44)  $    (58)
                                  ========  ========  ========   ========   ========

Total assets....................  $151,658  $157,061  $155,640   $157,602   $160,870
                                  ========  ========  ========   ========   ========

Total liabilities...............  $146,337  $149,858  $149,092   $146,153   $143,283
                                  ========  ========  ========   ========   ========

Cash distributions per limited
  partner unit (65,600 Units)...  $     75  $     13  $     50   $     49   $     68
                                  ========  ========  ========   ========   ========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1996, 1995 and 1994. During the period from 1994 through 1996, Partnership revenues (Inn sales less direct Inn operating costs and expenses) grew from $27.3 million to $32.1 million, while the Partnership's total Inn sales grew from $53.4 million to $60.8 million. Growth in suite sales, and thus Inn sales, is primarily a function of combined average occupancy and combined average suite rates. During the period from 1994 through 1996, the Inns' combined average suite rate increased by $12.49 from $75.53 to $88.02, while the combined average occupancy decreased three percentage points from approximately 87% to approximately 84%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. This operating leverage is offset in part by variable expenses, including base management and Residence Inn system fees under the Management Agreement, which are 2% of gross sales, and 4% of suite sales, respectively.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995:

Revenues. Revenues increased by $2.0 million in 1996, to $32.1 million, a 7% increase when compared to 1995. This increase in revenues was achieved primarily through an increase in Inn revenue per available room ("REVPAR"), which represents the combination of the combined average daily room rate charged and the combined average occupancy achieved, and is a commonly used indicator of hotel performance. REVPAR grew nearly 6% in 1996 as a result of an increase in average suite rates, as discussed below.

Inn sales. Total 1996 Inn sales of $60.8 million represented a $4.1 million, or 7%, increase over 1995 results. This increase was achieved primarily through increases in the combined average suite rate from $81.14 in 1995 to $88.02 in 1996. As a result, 1996 suite sales increased by $4.1 million, or 8%, to $58.0 million from $53.9 million in 1995, despite a two percentage point decrease in occupancy to 83.5% during 1996. Eleven of the Partnership's 15 Inns posted occupancy rates exceeding 80% for 1996.

Operating Costs and Expenses. Operating costs and expenses increased to $15.9 million in 1996 from $15.7 million in 1995. As a percentage of Inn revenues, operating costs and expenses represented 50% of revenues for 1996 and 52% in 1995.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $1.8 million to $16.2 million, or 50% of total revenues, in 1996 from $14.4 million, or 48% of revenues in 1995.

Interest Expense.  Interest expense remained unchanged at $13.4 million.

Net Income. Net income increased $1.6 million to $3.1 million, or 10% of revenues, in 1996 from $1.5 million, or 5% of total revenues, in 1995 due primarily to improved lodging results.

1995 COMPARED TO 1994:

Revenues. Revenues (Inn sales less direct Inn operating costs and expenses) increased $2.8 million in 1995 to $30.1 million, a 10% increase, when compared to 1994. This increase in revenues was achieved primarily through a 6% increase in REVPAR, that was primarily the result of an increase in the average suite rate, as discussed below.

Inn sales. Total 1995 Inn sales of $56.7 million represented a $3.3 million, or 6%, increase over 1994 results. This increase was achieved primarily through increases in the combined average suite rate from $75.53 in 1994 to $81.14 in 1995. As a result, 1995 suite sales increased by $3.1 million, or 6%, to $53.9 million from $50.8 million in 1994, despite a one percentage point decrease in occupancy from approximately 87% to 86%, during these periods. All of the Partnership's Inns posted occupancy rates exceeding 80% for 1995.

Operating Costs and Expenses. Operating costs and expenses increased to $15.7 million, or 52% of revenues, in 1995 from $15.6 million, or 57% of revenues, in 1994.

Operating Profit. Operating profit increased $2.7 million to $14.4 million, or 48% of revenues, in 1995 from $11.7 million, or 43% of revenues, in 1994 due to the changes in revenues and operating costs discussed above.

Interest Expense. Interest expense decreased to $13.4 million for 1995 from $13.5 million in 1994.

Net Income. Net income increased $3.1 million to $1.5 million, or 5% of revenues, in 1995, from a net loss of $1.6 million in 1994 due to the items discussed above.

CAPITAL RESOURCES AND LIQUIDITY

GENERAL

The General Partner believes that cash from Inn operations and Partnership reserves will provide adequate funds in the short term and long term for the operational and capital needs of the Partnership.

PRINCIPAL SOURCES AND USES OF CASH

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided from operations was $10.8 million, $9.4 million and $8.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. The $1.4 million increase in cash from operations in 1996 was primarily due to the $2.0 million increase in Inn revenues during this time period, partially offset by the $244,000 increase in base management and Residence Inn system fees which increased as a result of improved sales. Cash from operations increased $1.4 million in 1995 primarily because of the $2.8 million increase in Inn revenues during this time period. This increase in revenues was offset by the additional $1.2 million in interest payments made in 1995 compared to 1994. Interest payments increased because of the 1995 refinancing of the Partnership's debt, which required the Partnership to make monthly payments of principal and interest on the new debt, as opposed to quarterly payments of interest on the old debt. See "Refinancing" below. The Partnership paid $13.0 million, $14.4 million and $13.2 million in interest in 1996, 1995 and 1994, respectively.

Cash used in investing activities was $3.2 million, $3.0 million and $2.8 million, respectively, in 1996, 1995 and 1994. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns. Contributions to the property improvement fund were $3.0 million, $2.8 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, while capital expenditures were $3.6 million, $3.1 million and $1.4 million, respectively, during these same time periods.

Cash used in financing activities was $11.5 million, $4.5 million and $3.3 million, respectively, in 1996, 1995 and 1994. The Partnership's cash financing activities consist primarily of repayments of debt, capital distributions to partners, payment of debt financing costs and debt refinancing. In October 1995, the Partnership refinanced debt of $130.4 million with the proceeds from a $100 million senior mortgage loan ("Senior Mortgage") and a $30 million second mortgage loan ("Second Mortgage"). The partnership paid $207,000 and $3.1 million in 1996 and 1995, respectively, for refinancing costs associated with this transaction. See "Refinancing" below. During 1996 and 1995, respectively, the Partnership repaid $6.3 million and $177,000 of principal on the Senior and Second Mortgages. No principal payments were made on the Partnership's debt in 1994. Capital distributions to the partners were $5.0 million, $861,000 and $3.3 million, respectively, in 1996, 1995 and 1994. Of the $5.0 million distributed in 1996, $1.7 million was from 1996 operations and $3.3 million was from 1995 operations. The $861,000 distributed in 1995 was from 1994 operations. Of the $3.3 million distributed in 1994, $2.4 million was from 1994 operations and $861,000 was from 1993 operations.

REFINANCING

As of December 31, 1994, the Partnership's debt consisted of a $123 million nonrecourse mortgage loan (the "Term Loan"), $6 million borrowed under a $10 million revolving credit facility (the "Revolving Loan") and a $1.4 million note payable to Host Marriott for an expansion at the St. Louis Galleria Inn. Both the Term Loan and the note payable to Host Marriott carried interest at a fixed rate of 10.4% and required no principal amortization prior to maturity. The Revolving Loan was available to provide interest payments on up to $19 million of the principal amount of the Term Loan. Borrowings carried interest at a floating rate equal to .5% over the one, two, three or six-month London Interbank Offered Rate ("LIBOR") as elected by the Partnership and required no principal amortization prior to maturity.

The Term Loan, Revolving Loan and note payable to Host Marriott matured on April 24, 1995. The Term Loan and Revolving Loan went into default on the maturity date as the Partnership was unable to secure replacement financing. Effective April 25, 1995 through August 31, 1995, the lender granted a forbearance on the Term loan and the Revolving Loan in which both loans began to accrue interest at 10.4%. However, effective September 1, 1995, pursuant to the loan documents, both the Term Loan and Revolving Loan began to accrue interest at the Default Rate, as defined, of prime plus 2.5 percentage points through October 11, 1995. Host Marriott granted the Partnership a six-month forbearance of the note payable upon maturity on April 24, 1995 at the original interest rate.

The Partnership's debt was refinanced on October 12, 1995 at which time the Term Loan, Revolving Loan and note payable to Host Marriott were fully repaid with the proceeds from a $130 million nonrecourse mortgage loan (the "Mortgage Debt"). The Mortgage Debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at 8.6% and a $30 million note (the "Second Mortgage") which bears interest at 15.25% for an initial blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly amortization of principal and mature on September 30, 2002. In addition to the required monthly amortization, during each of the four years from 1996 through 1999, the Partnership is required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively.

Host Marriott was released from its $15 million debt service guarantee obligation on the date of the original debt maturity of April 24, 1995. No amounts were advanced under this obligation.

Both the Senior Mortgage and the Second Mortgage are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the management agreement.

Operating profit from the Inns in excess of debt service on the Senior and Second Mortgages is distributed as follows, in order of priority: (i) to pay the Partnership its annual 10% priority return of $6.6 million, (ii) to the Manager in payment of deferred base management fees, (iii) 50% of the remaining operating profit is paid to the Manager for incentive management fees and 50% is retained by the Partnership until the amount retained by each party, separately, equals 5% of the Partnership's invested capital, and (iv) once the Partnership has retained the additional 5% return, 75% of any remaining operating profit is paid to the Manager for incentive management fees and 25% is retained by the Partnership.

PROPERTY IMPROVEMENT FUND

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Inns are maintained. Contributions to this fund are based on a percentage of annual total Inn sales, currently equal to 5%. Based upon current capital expenditure forecasts for the Partnership's Inns, it is expected that there will be a shortfall in the Partnership property improvement fund beginning in 1998 for the years 1998 through 2002. This shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns in the next several years. The Partnership has not yet received final notification from the Manager defining the extent of the shortfall, as the manager is still in the process of finalizing the 1998 capital expenditure budgets. However, estimates range from $1.4 million to $3.5 million. The Partnership will work with the Manager to develop a strategic plan to provide for the future capital needs of the Inns by better utilization of the property improvement fund and, potentially, funds provided from operating cash. As a result of this expected future shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Partnership's Inns. It is expected that 1997 distributions will be net of an additional reserve as well. The balance in the fund totaled $2.8 million as of December 31, 1996. Total capital expenditures for 1996, 1995 and 1994 were $3.6 million, $3.1 million and $1.4 million, respectively.

DEFERRED MANAGEMENT FEES

The Manager earns a base management fee equal to 2% of the Inns' gross sales. Through 1990, payment of the base management fee was subordinate to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, but only after the payment of (i) debt service, (ii) a priority return to the Partnership and (iii) certain other priorities as defined in the Management Agreement. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the Management Agreement, the Partnership paid deferred base management fees of $515,000 and $491,000 for fiscal years ended December 31, 1996 and 1995, respectively. No deferred base management fees were paid for the fiscal year ended December 31, 1994. Deferred base management fees do not accrue interest.

As of December 31, 1996 and December 31, 1995, cumulative deferred base management fees totaled $1.5 million and $2.0 million, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined in the Management Agreement (20% in any year in which operating profit is equal to or greater than $23.5 million). The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. Of this amount, the Partnership retains an additional 50% of the excess cash flow, up to 5% of its invested capital. Thereafter, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees.

For the years ended December 31, 1995 and December 31, 1996, respectively, $3.1 million and $3.4 million in incentive management fees were earned. Through December 31, 1996 no incentive management fees have been paid to the Manager and none are expected to be paid during 1997. As of December 31, 1996, 1995 and 1994, respectively, deferred incentive management fees were $19.3 million, $16.0 million and $12.8 million.

There are two priority returns to the Partnership defined as 10% and 5% of invested capital, or the "First" and "Second" Priority, respectively. Operating profit from the Inns (which reflects the deduction of the base management and Residence Inn system fees) will be used to pay the following, in order of priority: (i) debt service on the Senior and Second Mortgages, (ii) the First Priority return to the Partnership, (iii) the balance of deferred base management fees, (iv) 50% of the excess is paid to the Partnership and 50% to the Manager for incentive management fees, until each party, separately, has retained an amount equal to the Second Priority, and (v) of any remaining operating profit, 75% is paid to the Manager for incentive management fees and 25% is paid to the Partnership.

COMPETITION

The extended-stay lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1997, the outlook continues to be positive. Residence Inns continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Residence Inn will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new extended-stay brands and growth of existing brands including Homewood Suites, Hawthorne Suites, Summerfield Suites and AmeriSuites.

INFLATION

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1996, the increase in average suite rates of Residence Inns exceeded inflationary costs.

SEASONALITY

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                              Page
-----                                                                              ----
Marriott Residence Inn Limited Partnership Consolidated Financial Statements:

   Report of Independent Public Accountants......................................   16

   Statement of Operations.......................................................   17

   Balance Sheet.................................................................   18

   Statement of Changes in Partners' Capital.....................................   19

   Statement of Cash Flows.......................................................   20

   Notes to Financial Statements.................................................   21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



--------------------------------------------------------------------------------

TO THE PARTNERS OF MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Marriott Residence Inn Limited Partnership (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
March 21, 1997

STATEMENT OF OPERATIONS



MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
--------------------------------------------------------------------------------

                                                          1996       1995       1994
                                                        --------   --------   --------
REVENUES (Note 3).....................................  $ 32,084   $ 30,069   $ 27,305
                                                        --------   --------   --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................     5,620      5,976      6,518
  Incentive management fee............................     3,366      3,130      2,838
  Residence Inn system fee............................     2,321      2,158      2,032
  Property taxes......................................     2,229      2,235      2,270
  Base management fee.................................     1,216      1,135      1,069
  Equipment rent and other............................     1,181      1,035        915
                                                        --------   --------   --------

                                                          15,933     15,669     15,642
                                                        --------   --------   --------

OPERATING PROFIT......................................    16,151     14,400     11,663
  Interest expense....................................   (13,411)   (13,405)   (13,527)
  Interest income.....................................       347        522        276
                                                        --------   --------   --------

NET INCOME (LOSS).....................................  $  3,087   $  1,517   $ (1,588)
                                                        ========   ========   ========

ALLOCATION OF NET INCOME (LOSS)
  General Partner.....................................  $     31   $     15   $    (16)
  Limited Partners....................................     3,056      1,502     (1,572)
                                                        --------   --------   --------

                                                        $  3,087   $  1,517   $ (1,588)
                                                        ========   ========   ========

NET INCOME (LOSS) PER LIMITED PARTNER UNIT
 (65,600 Units).......................................  $     47   $     23   $    (24)
                                                        ========   ========   ========



   The accompanying notes are an integral part of these financial statements.

BALANCE SHEET



MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 1996       1995
                                                                              ---------  ---------
ASSETS
 Property and equipment, net................................................. $ 140,272  $ 142,331
 Due from Residence Inn by Marriott, Inc.....................................     2,462      1,329
 Property improvement fund...................................................     2,767      3,136
 Deferred financing and organization costs, net of accumulated amortization..     2,728      2,994
 Cash and cash equivalents...................................................     3,429      7,271
                                                                              ---------  ---------

                                                                              $ 151,658  $ 157,061
                                                                              =========  =========

LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
  Mortgage debt.............................................................. $ 123,519  $ 129,823
  Incentive management fee due to Residence Inn by Marriott, Inc.............    19,326     15,960
  Base management fee due to Residence Inn by Marriott, Inc..................     1,499      2,014
  Accounts payable and accrued expenses......................................     1,993      2,061
                                                                              ---------  ---------

   Total Liabilities.........................................................   146,337    149,858
                                                                              ---------  ---------

 PARTNERS' CAPITAL
  General Partner
   Capital contribution......................................................       663        663
   Capital distributions.....................................................      (387)      (337)
   Cumulative net losses.....................................................      (147)      (178)
                                                                              ---------  ---------

                                                                                    129        148
                                                                              ---------  ---------
  Limited Partners
   Capital contribution, net of offering costs of $7,550.....................    58,050     58,050
   Capital distributions.....................................................   (38,313)   (33,394)
   Cumulative net losses.....................................................   (14,545)   (17,601)
                                                                              ---------  ---------

                                                                                  5,192      7,055
                                                                              ---------  ---------

   Total Partners' Capital...................................................     5,321      7,203
                                                                              ---------  ---------

                                                                              $ 151,658  $ 157,061
                                                                              =========  =========

   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN PARTNERS'
CAPITAL



MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                         General   Limited
                                                         Partner   Partners   Total
                                                         -------   --------  --------
Balance, December 31, 1993............................   $   190   $ 11,259  $ 11,449

 Capital distributions................................       (33)    (3,280)   (3,313)

 Net loss.............................................       (16)    (1,572)   (1,588)
                                                         -------   --------  --------

Balance, December 31, 1994............................       141      6,407     6,548

 Capital distributions................................        (8)      (854)     (862)

 Net income...........................................        15      1,502     1,517
                                                         -------   --------  --------

Balance, December 31, 1995............................       148      7,055     7,203

 Capital distributions................................       (50)    (4,919)   (4,969)

 Net income...........................................        31      3,056     3,087
                                                         -------   --------  --------

Balance, December 31, 1996............................   $   129   $  5,192  $  5,321
                                                         =======   ========  ========


   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       1996        1995      1994
                                                                     --------   ---------   -------
OPERATING ACTIVITIES
  Net income (loss)..............................................  $  3,087   $   1,517   $(1,588)
  Noncash items:
     Depreciation and amortization...............................     5,620       5,976     6,518
     Deferred incentive management fee...........................     3,366       3,130     2,838
     Amortization of deferred financing costs as interest........       473         191       288
     (Gain) loss on dispositions of property and equipment.......       (10)        (18)      119
  Changes in operating accounts:
     Due from Residence Inn by Marriott, Inc.....................    (1,133)        417      (321)
     Accounts payable and accrued expenses.......................       (68)     (1,334)      101
     Base management fee due to Residence Inn by Marriott, Inc...      (515)       (491)       --
                                                                   --------   ---------   -------

       Cash provided by operations...............................    10,820       9,388     7,955
                                                                   --------   ---------   -------

INVESTING ACTIVITIES
  Additions to property and equipment, net.......................    (3,561)     (3,095)   (1,360)
  Change in property improvement fund............................       379         102    (1,407)
                                                                   --------   ---------   -------

       Cash used in investing activities.........................    (3,182)     (2,993)   (2,767)
                                                                   --------   ---------   -------

FINANCING ACTIVITIES
  Proceeds from mortgage loan....................................        --     130,000        --
  Repayment of mortgage debt.....................................        --    (128,967)       --
  Payment of note payable to Host Marriott Corporation...........        --      (1,395)       --
  Principal payments on mortgage debt............................    (6,304)       (177)       --
  Capital distributions to partners..............................    (4,969)       (862)   (3,313)
  Refinancing costs..............................................      (207)     (3,096)       --
                                                                   --------   ---------   -------

       Cash used in financing activities.........................   (11,480)     (4,497)   (3,313)
                                                                   --------   ---------   -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................    (3,842)      1,898     1,875

CASH AND CASH EQUIVALENTS at beginning of year...................     7,271       5,373     3,498
                                                                   --------   ---------   -------

CASH AND CASH EQUIVALENTS at end of year.........................  $  3,429   $   7,271   $ 5,373
                                                                   ========   =========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for mortgage interest................................  $ 12,992   $  14,547   $13,333
                                                                   ========   =========   =======

   The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements




MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed March 29, 1988 to acquire, own and operate 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States: four in Ohio, three in California, three in Georgia, two in Missouri and one in Illinois, Colorado and Michigan, and as of December 31, 1996, have a total of 2,129 suites.

On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. The sole general partner of the Partnership, with a 1% interest, is RIBM One Corporation (the "General Partner"), a Delaware corporation and wholly-owned subsidiary of Host Marriott.

Between March 29, 1988 and April 22, 1988 (the "Closing Date"), 65,600 limited partnership interests (the "Units") were sold in a public offering. The offering price per Unit was $1,000. The General Partner contributed $662,627 for its 1% general partnership interest. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

Partnership Allocations and Distributions

Net profits for Federal income tax purposes are generally allocated to the partners in proportion to the distributions of cash available for distribution. The Partnership generally distributes cash available for distribution as follows: (i) first, 99% to the limited partners and 1% to the General Partner, until the partners have received, with respect to such year, an amount equal to 10% of their Net Capital Investment, defined as the excess of original capital contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts"); (ii) second, remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

(a) 99% to the limited partners and 1% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts of less than 50% of their original capital contributions; or

(b) 85% to the limited partners and 15% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to or greater than 50% but less than 100% of their original capital contributions; or

(c) 70% to the limited partners and 30% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to 100% or more of their original capital contributions.

Losses and net losses are allocated 99% to the limited partners and 1% to the General Partner.

Capital Receipts not retained by the Partnership will generally be distributed
(i) first, 99% to the limited partners and 1% to the General Partner until the partners have received cumulative distributions from all sources equal to a cumulative simple return of 12% per annum on their Net Capital Investment and an amount equal to their contributed capital, payable only from Capital Receipts;
(ii) next, if the Capital Receipts are from a sale, 100% to the General Partner until it has received 2% of the gross proceeds from the sale and; (iii) thereafter, 70% to the limited partners and 30% to the General Partner.

Gains will generally be allocated (i) first, to those partners whose capital accounts have negative balances until such negative balances are brought to zero; (ii) second, to all partners in amounts necessary to bring each of their respective capital account balances equal to their invested capital, as defined, plus a 12% return on such invested capital; (iii) next, to the General Partner in an amount necessary to bring the General Partner's capital account balance to an amount which is equal to 2% of the gross proceeds from the sale; and (iv) thereafter, 70% to the limited partners and 30% to the General Partner.

Proceeds from the sale of substantially all of the assets of the Partnership will be distributed to the partners in accordance with their capital account balances as adjusted to take into account the gain or loss resulting from such sale.

For financial reporting purposes, profits and losses are allocated among the partners based upon their stated interests in cash available for distribution.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership's records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses

Revenues represent house profit of the Inns because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to the Manager. House profit reflects Inn operating results which flow to the Partnership as property owner and represents gross Inn sales less property-level expenses, excluding depreciation and amortization, base, Residence Inn system and incentive management fees, property taxes, equipment rent and other costs, which are disclosed separately in the statement of operations.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

              Land improvements           40 years
              Buildings and improvements  40 years
              Furniture and equipment     3 to 10 years

All property and equipment is pledged as security for the mortgage debt described in Note 6.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Income Taxes

Provision for Federal and state income taxes has not been made in the financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the partners. Significant differences exist between the net income or loss for financial reporting purposes and the net income or loss reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of base and incentive management fee expenses. As a result of these differences, the net excess between the Partnership's net assets reported in the accompanying financial statements and the tax basis of such net assets at December 31, 1996 and 1995 was $15,689,000 and $12,611,000,
respectively.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the debt financing and are amortized over the term thereof. The original mortgage debt described in Note 6 matured on April 24, 1995. Deferred financing costs associated with the original mortgage debt totaling $2,017,000 were fully amortized at maturity and removed from the Partnership's books. Costs incurred in connection with the mortgage debt refinancing totaled $3,303,000 and will be amortized using the straight-line method, which approximates the effective interest method, over the seven year term of the loan. At December 31, 1996 and 1995, accumulated amortization of deferred financing costs totaled $575,000 and $102,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

New Statements of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

Reclassifications

Certain reclassifications were made to prior year financial statements to conform to the 1996 presentation.



NOTE 3.    REVENUES

Partnership revenues consist of Inn operating results for the three years ended December 31 (in thousands):

                                   1996     1995     1994
                                  -------  -------  -------
INN SALES
 Suites.........................  $58,019  $53,945  $50,805
 Other operating departments....    2,805    2,780    2,635
                                  -------  -------  -------
                                   60,824   56,725   53,440
                                  -------  -------  -------
INN EXPENSES
 Departmental direct costs
   Suites.......................   11,756   10,839   10,060
   Other operating departments..    1,024    1,013      974
 Other Inn operating expenses...   15,960   14,804   15,101
                                  -------  -------  -------
                                   28,740   26,656   26,135
                                  -------  -------  -------

REVENUES........................  $32,084  $30,069  $27,305
                                  =======  =======  =======


NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                   1996       1995
                                 ---------  ---------

Land and improvements..........  $ 46,441   $ 46,441
Buildings and improvements.....   112,592    111,840
Furniture and equipment........    35,902     33,093
                                 --------   --------
                                  194,935    191,374

Less accumulated depreciation..   (54,663)   (49,043)
                                 --------   --------

                                 $140,272   $142,331
                                 ========   ========

--------------------------------------------------------------------------------

NOTE 5.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair value of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                                              As of December 31, 1996       As of December 31, 1995
                                             -------------------------     -------------------------
                                                          Estimated                     Estimated
                                             Carrying        Fair          Carrying        Fair
                                              Amount        Value           Amount         Value
                                             ---------  --------------     ---------  --------------
                                                   (in thousands)                (in thousands)

Mortgage debt                                 $123,519       $126,949       $129,823        $129,823
Incentive management fee due to Residence
  Inn by Marriott, Inc.                       $ 19,326       $  4,100       $ 15,960        $  1,800
Base management fee due to Residence
  Inn by Marriott, Inc.                       $  1,499       $  1,499       $  2,014        $  1,600


The estimated fair value of debt obligations is based on the expected future debt service payments discounted at risk adjusted rates. Base and incentive management fees payable are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 6.  MORTGAGE DEBT

As of December 31, 1994, the Partnership's debt consisted of a $123,000,000 nonrecourse mortgage loan (the "Term Loan"), $5,967,000 borrowed under a $10 million revolving credit facility (the "Revolving Loan") and a $1,395,000 note payable to Host Marriott for an expansion at the St. Louis Galleria Inn. Both the Term Loan and the note payable to Host Marriott carried interest at a fixed rate of 10.4% and required no principal amortization prior to maturity. The Revolving Loan was available to provide interest payments on up to $19 million of the principal amount of the Term Loan. Borrowings carried interest at a floating rate equal to .5% over the one, two, three or six-month London Interbank Offered Rate ("LIBOR") as elected by the Partnership and required no principal amortization prior to maturity. The Partnership did not borrow under the Revolving Loan in 1995.

The Term Loan, Revolving Loan and note payable matured on April 24, 1995. The Term Loan and Revolving Loan went into default on the maturity date as the Partnership was unable to secure replacement financing. Effective April 25, 1995 through August 31, 1995, the lender granted a forbearance on the Term loan and the Revolving Loan in which both loans began to accrue interest at 10.4%. However, effective September 1, 1995, pursuant to the loan documents, both the Term Loan and Revolving Loan began to accrue interest at the Default Rate, as defined, of prime plus 2.5 percentage points through October 11, 1995. Host Marriott granted the Partnership a six-month forbearance of the note payable upon maturity on April 24, 1995 at the original interest rate. During the forbearance period, the Partnership was required to make monthly debt service payments of interest only on the Term Loan and Revolving Loan and quarterly payments of interest only on the note payable.

--------------------------------------------------------------------------------

The Partnership's debt was refinanced on October 12, 1995 at which time the Term Loan, Revolving Loan and note payable to Host Marriott were fully repaid with the proceeds from a $130 million nonrecourse mortgage loan (the "Mortgage Debt"). The Mortgage Debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at 8.6% and a $30 million note (the "Second Mortgage") which bears interest at 15.25% for a blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly amortization of principal and mature on September 30, 2002. In addition to the required monthly amortization, during each of the four years from 1996 through 1999, the Partnership is required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively. The weighted-average interest rate for the years ended December 31, 1996 and 1995 was 10.13% and 10.14%, respectively. In 1994, the weighted-average interest rate on the Revolving Loan was 4.8%. During 1996, the Partnership made payments of $4,719,000 and $1,585,000 on the Senior Mortgage and Second Mortgage, respectively. At December 31, 1996, the outstanding principal balance of the Senior Mortgage and the Second Mortgage was $95,124,000 and $28,395,000, respectively.

Host Marriott was released from its $15 million debt service guarantee obligation on the date of the original debt maturity of April 24, 1995. No amounts were advanced under this obligation.

Both the Senior Mortgage and the Second Mortgage are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the management agreement.

Principal amortization of the Senior and Second Mortgages at December 31, 1996 is as follows (in thousands):

              1997................... $  4,943
              1998...................    5,503
              1999...................    6,319
              2000...................    5,231
              2001...................    6,252
              Thereafter.............   95,271
                                      --------
                                      $123,519
                                      ========


NOTE 7.  MANAGEMENT AGREEMENT

The Manager operates the Inns pursuant to a long-term management agreement with an initial term expiring December 28, 2007. The Manager has the option to extend the agreement on one or more of the Inns for up to five 10-year terms. The Manager earns a base management fee equal to 2% of gross sales. Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, as defined. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the management agreement, the Partnership paid deferred base management fees of $515,000 and $491,000 for the fiscal years ended December 31, 1996 and 1995, respectively.

--------------------------------------------------------------------------------

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. Through December 31, 1996, no incentive management fees have been paid to the Manager and none are expected to be paid during 1997.

The management agreement also provides for a Residence Inn system fee equal to 4% of suite sales. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchisor of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of suite sales to the marketing fund. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid a Residence Inn system fee of $2,321,000, $2,158,000 and $2,032,000, reimbursed the Manager for $1,031,000,
$988,000 and $982,000 of Chain Services and contributed $1,450,000, $1,349,000 and $1,270,000 to the marketing fund, respectively. Chain Services and contributions to the marketing fund are included in other Inn operating expenses in Note 3.

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1996 and 1995, $775,000 has been advanced to the Manager for working capital.

The management agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment. Contributions to the property improvement fund are equal to 5% of gross revenues of each Inn. Contributions to the property improvement fund as of December 31, 1996, 1995 and 1994 were $3,041,000, $2,836,000 and $2,672,000, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of RIBM One Corporation, the General Partner, who are listed below:

                                                                              AGE AT
           NAME                          CURRENT POSITION                DECEMBER 31, 1996
--------------------------  -------------------------------------------  -----------------

 Bruce F. Stemerman         President and Director                                      41
 Christopher G. Townsend    Vice President and Director                                 49
 Patricia K. Brady          Vice President and Chief Accounting Officer                 35
 Anna Mary Coburn           Secretary                                                   41
 Bruce Wardinski            Treasurer                                                   36

BUSINESS EXPERIENCE

Bruce F. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He became Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Patricia K. Brady was appointed to Vice President and Chief Accounting Officer of the General Partner on October 10, 1996. Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Asset Management in June 1996. Ms. Brady also serves as an officer of numerous Host Marriott subsidiaries.

Anna Mary Coburn joined Host Marriott as an Attorney in 1988, became Assistant General Counsel in 1993, and was elected Corporate Secretary and Associate General Counsel in 1997. Prior to joining Host Marriott, Ms. Coburn was an Attorney for the law firm of Shawe & Rosenthal and was a law clerk for the United States Court of Appeals for the Fourth Circuit. Ms. Coburn resigned from Host Marriott in January of 1998. Her responsibilities were assumed by Christopher Townsend.

Bruce Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President--Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm Price Waterhouse.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1996, 1995 and 1994, the Partnership reimbursed the General Partner in the amount of $218,000, $151,000 and $118,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and directors of the General Partner, Host Marriott, MII and their respective affiliates own 80 limited partnership units as of December 31, 1996.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership other than the consolidation described in Item 1.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

Term

The Management Agreement has an initial term expiring on December 28, 2007. The Manager may renew the term, as to one or more of the Inns, at its option, for up to five successive terms of 10 years each. The Partnership may terminate the Management Agreement if, during any three consecutive years after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved.

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 2% of gross sales from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite sales from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). During 1996, 1995 and 1994, respectively, the Partnership paid a Residence Inn system fee of $2,321,000, $2,158,000 and $2,032,000. See "Deferral Provisions" for a
discussion of the payment of base and incentive management fees.

Deferral Provisions

Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, as defined, but only after payment of debt service and the Partnership's 10% priority return. Beginning in 1991 and thereafter, base management fees are paid currently. For the years ended December 31, 1996, 1995 and 1994, respectively, the Partnership paid current base management fees of $1,216,000, $1,135,000 and $1,069,000. During 1996 and 1995, $515,000 and
$491,000, respectively, of deferred base management fees were repaid. Deferred base management fees as of December 31, 1996 and 1995 were $1.5 million and $2.0 million, respectively.

The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. After the cash flow retained by the Partnership reaches 5% of invested capital plus any owner funded capital improvements, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. Through December 31, 1996, no incentive management fees have been paid to the Manager and none are expected to be paid during 1997. During 1996 and 1995, $3.4 million and $3.1 million, respectively, of incentive management fees were deferred. Deferred incentive management fees were approximately $19.3 million and $16.0 million as of December 31, 1996 and 1995, respectively.

Chain Services and Marketing Fund

The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchisor of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of gross suite sales to the marketing fund. For the years ended December 31, 1996, 1995 and 1994, the Partnership reimbursed the Manager for $1,031,000, $988,000 and $982,000 of Chain Services and contributed $1,450,000, $1,349,000 and $1,270,000 to the marketing fund, respectively.

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of inventories, trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1996 and 1995, $775,000 has been advanced to the Manager for working capital.

Property Improvement Funds

The Management Agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment. Contributions to the property improvement fund are equal to 5% of gross sales of each Inn. Contributions to the property improvement fund as of December 31, 1996, 1995 and 1994 were $3,041,000, $2,836,000 and $2,672,000, respectively.

Payments to MII and Subsidiaries

The following table sets forth the amounts paid to MII and affiliates under the Management Agreement for the years ended December 31, 1996, 1995 and 1994 (in thousands):


                                       1996    1995    1994
                                      ------  ------  ------
Residence Inn system fee............  $2,321  $2,158  $2,032
Marketing fund contribution.........   1,450   1,349   1,270
Base management fee.................   1,216   1,135   1,069
Chain services......................   1,031     988     982
Deferred base management fees.......     515     491      --
                                      ------  ------  ------

                                      $6,533  $6,121  $5,353
                                      ======  ======  ======

PAYMENTS TO HOST MARRIOTT AND SUBSIDIARIES

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries, including the General Partner, for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                 1996    1995   1994
                                                ------  ------  -----
Principal and interest on Host Marriott loan..  $   --  $1,507  $ 145
Administrative expenses reimbursed............     218     151    118
Cash distributions............................      50       8     33
                                                ------  ------  -----

                                                  $268  $1,666  $ 296
                                                ======  ======  =====

                                    PART IV


ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) List of Documents Filed as Part of This Report

           (1)  Financial Statements
                All financial statements of the registrant as set forth under
                Item 8 of this Report on Form 10-K.

           (2)  Financial Statement Schedules
                The following financial information is filed herewith on the pages indicated.

                Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

           (3)  EXHIBITS


                     EXHIBIT
                     NUMBER                  DESCRIPTION                                    PAGE
                     ------        ----------------------------------                   -------------
                     * 3.1         Amended and Restated Agreement of Limited                 N/A
                                   Partnership of Marriott Residence Inn Limited
                                   Partnership by and among RIBM One Corporation
                                   (General Partner), Christopher G. Townsend
                                   (Organizational Limited Partner), and
                                   Limited Partners dated March 29, 1988.

                      10.1         First Amendment to Loan Agreement by and                  N/A
                                   between Marriott Residence Inn Limited Partnership
                                   (Borrower) and German American Capital Corporation
                                   (Lender), dated April 23, 1996.

                      10.2         Loan Agreement by and between Marriott Residence          N/A
                                   Inn Limited Partnership (Borrower) and German
                                   American Capital Corporation (Lender), dated October
                                   10, 1995.

                      10.3         Indemnity Agreement by Marriott Residence Inn             N/A
                                   Limited Partnership (Borrower) and RIBM One
                                   Corporation (collectively, the Indemnitors) in
                                   favor of German American Capital Corporation
                                   (Lender), dated October 10, 1995.



                     EXHIBIT
                     NUMBER                          DESCRIPTION                         PAGE
                     ------        -------------------------------------------------   ---------
                      10.4         Four Party Agreement by and among Marriott             N/A
                                   Residence Inn Limited Partnership (Borrower),
                                   German American Capital Corporation (Senior
                                   Lender), Starwood Mezzanine Investors, L.P.
                                   (Subordinate Lender) and Residence Inn by
                                   Marriott, Inc. (Manager), dated October 10, 1995.

                      10.5         Loan Agreement by and between Marriott Residence       N/A
                                   Inn Limited Partnership (Borrower) and Starwood
                                   Mezzanine Investors, L.P. (Lender), dated
                                   October 10, 1995.

                    * 10.6         Loan Agreement by and between Marriott Residence       N/A
                                   Inn Limited Partnership and The Sanwa Bank Limited,
                                   dated as of April 20, 1988.

                    * 10.7         Revolving Credit Agreement by and between Marriott     N/A
                                   Residence Inn Limited Partnership and The Sanwa
                                   Bank Limited, dated as of April 20, 1988.

                      10.8         Manager's Letter Agreement between Residence Inn       N/A
                                   by Marriott, Inc. and Marriott Residence Inn Limited
                                   Partnership, dated October 10, 1995.

                    * 10.9         Management Agreement by Marriott Residence Inn         N/A
                                   Limited Partnership (Owner) and Residence Inn by
                                   Marriott, Inc. (Manager), dated March 29, 1988.


                   ----------    -----------------------

                   * Incorporated by reference to the Partnership's previously filed documents.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during 1996.

                                 SCHEDULE III
                                  PAGE 1 OF 2
                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                (IN THOUSANDS)


                                     Initial Costs                                Gross Amount at December 31, 1996
                                     -------------                          ---------------------------------------------

                                                               Subsequent
                                                 Building and    Costs               Building and             Accumulated
        Description            Debt      Land    Improvements  Capitalized   Land    Improvements   Total    Depreciation
---------------------------  --------  --------  ------------  -----------  -------  ------------  --------  ------------

La Jolla                     $ 21,739   $11,579      $ 14,462       $  762  $11,579      $ 15,224  $ 26,803       $ 3,588
Long Beach                     11,981     7,167        11,455          495    7,234        11,883    19,117         2,632
St. Louis Galleria             10,376     1,989         5,010        1,559    2,014         6,544     8,558         1,451
Boulder                         9,634     1,451         6,686          320    1,451         7,006     8,457         1,563
Costa Mesa                      9,140     3,678         6,955          244    3,678         7,199    10,877         1,642
Atlanta Buckhead                8,646     3,894         5,519          408    3,903         5,918     9,821         1,394
Atlanta Cumberland              7,905     4,099         4,627          309    4,099         4,936     9,035         1,147
Atlanta Dunwoody                7,905     2,116         7,387          283    2,116         7,670     9,786         1,715
Chicago Lombard                 7,658     3,665         5,746          279    3,665         6,025     9,690         1,397
Southfield                      7,535     2,031         8,195          465    2,031         8,660    10,691         1,994
Cincinnati North                5,435     1,183         9,587          496    1,183        10,083    11,266         2,264
St. Louis Chesterfield          5,188     1,539         5,372          303    1,543         5,671     7,214         1,306
Other properties, each
  less than 5% of total        10,377     2,007        14,553        1,158    1,945        15,773    17,718         4,047
                             --------   -------      --------       ------  -------      --------  --------       -------

                             $123,519   $46,398      $105,554       $7,081  $46,441      $112,592  $159,033       $26,140
                             ========   =======      ========       ======  =======      ========  ========       =======


                               Date of
                               Completion of         Date        Depreciation
        Description             Construction       Acquired          Life
---------------------------    -------------       --------      ------------

La Jolla                           N/A              1988            40 years
Long Beach                         N/A              1988            40 years
St. Louis Galleria                 N/A              1988            40 years
Boulder                            N/A              1988            40 years
Costa Mesa                         N/A              1988            40 years
Atlanta Buckhead                   N/A              1988            40 years
Atlanta Cumberland                 N/A              1988            40 years
Atlanta Dunwoody                   N/A              1988            40 years
Chicago Lombard                    N/A              1988            40 years
Southfield                         N/A              1988            40 years
Cincinnati North                   N/A              1988            40 years
St. Louis Chesterfield             N/A              1988            40 years
Other properties, each
  less than 5% of total            N/A              1988            40 years

                                 SCHEDULE III
                                  PAGE 2 OF 2
                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                (IN THOUSANDS)


Notes:
-----
                                                             1994       1995        1996
                                                            ------     ------      ------
(a) Reconciliation of Real Estate:
    Balance at beginning of year........................ $  109,807  $  110,567  $  111,840
    Capital Expenditures................................        760       1,273         752
    Dispositions........................................         --          --          --
                                                         ----------  ----------  ----------
    Balance at end of year.............................. $  110,567  $  111,840  $  112,592
                                                         ==========  ==========  ==========

(b) Reconciliation of Accumulated Depreciation:
    Balance at beginning of year........................ $   16,029  $   19,200  $   22,544
    Depreciation........................................      3,171       3,344       3,596
                                                         ----------  ----------  ----------
    Balance at end of year.............................. $   19,200  $   22,544  $   26,140
                                                         ==========  ==========  ==========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $157.7 million at December 31, 1996.

(d) The Debt balance is $123.5 million as of December 31, 1996 and includes $95.1 million of Senior Mortgage Debt and $28.4 million of Second Mortgage Debt.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th of January 1998.

                              MARRIOTT RESIDENCE INN
                              LIMITED PARTNERSHIP

                              By:   RIBM ONE CORPORATION
                                    General Partner



                                    /s/ Bruce F. Stemerman
                                    ------------------------------------------
                                    Bruce F. Stemerman
                                    President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                            Title
---------                            -----
                                     (RIBM ONE CORPORATION)
/s/Bruce F. Stemerman                President and Director
--------------------------------     (Principal Executive Officer)
Bruce F. Stemerman


/s/ Christopher G. Townsend          Vice President, Secretary and Director
--------------------------------
Christopher G. Townsend


/s/ Patricia K. Brady                Vice President and Chief Accounting Officer
--------------------------------
Patricia K. Brady


/s/ Bruce Wardinski                  Treasurer
--------------------------------
Bruce Wardinski