Form 10-Q
period 1997-03-28
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1998-01-23
CIK 829092

================================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter ended March 28, 1997

                                       OR

            [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-20022

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  52-1558094
---------------------------------       ------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)               No.)

                               10400 Fernwood Road
                               Bethesda, Maryland
                                      20817
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 301-380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 23, 1998.)
================================================================================

--------------------------------------------------------------------------------
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
--------------------------------------------------------------------------------


                                       TABLE OF CONTENTS
                                       -----------------
                                                                                                         PAGE NO.
                                                                                                         --------
                                PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Statement of Operations
              Twelve Weeks Ended March 28, 1997 and March 22, 1996...........................................1

           Condensed Balance Sheet
              March 28, 1997 and December 31, 1996...........................................................2

           Condensed Statement of Cash Flows
              Twelve Weeks ended March 28, 1997 and March 22, 1996...........................................3

           Notes to Condensed Financial Statements...........................................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................................5


                                             PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................................6

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)



                                                                                                Twelve Weeks Ended
                                                                                            March 28,         March 22,
                                                                                              1997              1996
                                                                                         --------------    --------------
REVENUES.................................................................................$        6,766    $        6,424
                                                                                         --------------    --------------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization..........................................................         1,279             1,376
  Incentive management fee...............................................................           689               617
  Property taxes.........................................................................           587               543
  Residence Inn system fee...............................................................           516               492
  Base management fee....................................................................           271               259
  Equipment rent and other...............................................................           197               418
                                                                                         --------------    --------------

                                                                                                  3,539             3,705
                                                                                         --------------    --------------

OPERATING PROFIT.........................................................................         3,227             2,719
  Interest expense.......................................................................        (3,125)           (3,068)
  Interest income........................................................................            68                83
                                                                                         --------------    --------------


NET INCOME (LOSS)........................................................................$          170    $         (266)
                                                                                         ==============    ==============

ALLOCATION OF NET INCOME (LOSS)
  General Partner........................................................................$            2    $           (3)
  Limited Partner........................................................................           168              (263)
                                                                                         --------------    --------------

                                                                                         $          170    $         (266)
                                                                                         ==============    ==============


NET INCOME (LOSS) PER LIMITED PARTNER UNIT
  (65,600 Units).........................................................................$            2    $           (4)
                                                                                         ==============    ==============

                 See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (In thousands)



                                                                                            March 28,       December 31,
                                                                                              1997              1996
                                                                                         -------------     --------------
                                                                                           (Unaudited)

                                    ASSETS
  Property and equipment, net............................................................$      139,254    $      140,272
  Due from Residence Inn by Marriott, Inc................................................         2,413             2,462
  Other assets...........................................................................         5,972             5,495
  Cash and cash equivalents..............................................................         2,462             3,429
                                                                                         --------------    --------------

                                                                                         $      150,101    $      151,658
                                                                                         ==============    ==============


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage note payable..................................................................$      122,816    $      123,519
  Management fees due to Residence Inn by Marriott, Inc..................................        21,515            20,825
  Accounts payable and accrued interest..................................................         1,936             1,993
                                                                                         --------------    --------------

     Total Liabilities...................................................................       146,267           146,337
                                                                                         --------------    --------------

PARTNERS' CAPITAL
  General Partner........................................................................           114               129
  Limited Partners.......................................................................         3,720             5,192
                                                                                         --------------    --------------

     Total Partners' Capital.............................................................         3,834             5,321
                                                                                         --------------    --------------

                                                                                         $      150,101    $      151,658
                                                                                         ==============    ==============

                 See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                Twelve Weeks Ended
                                                                                           March 28,          March 22,
                                                                                              1997              1996
                                                                                         --------------    --------------
OPERATING ACTIVITIES
  Net income (loss)......................................................................$          170    $         (266)
  Noncash items..........................................................................         2,078             2,097
  Changes in operating accounts..........................................................            (8)           (1,232)
                                                                                         --------------    --------------

     Cash provided by operations.........................................................         2,240               599
                                                                                         --------------    --------------

INVESTING ACTIVITIES
  Additions to property and equipment....................................................          (262)             (901)
  Changes in property improvement fund...................................................          (586)              218
                                                                                         --------------    --------------

     Cash used in investing activities...................................................          (848)             (683)
                                                                                         --------------    --------------

FINANCING ACTIVITIES
  Capital distributions to partners......................................................        (1,657)           (3,313)
  Principal payment on mortgage debt.....................................................          (702)             (539)
  Deferred financing costs...............................................................            --               (44)
                                                                                         --------------    --------------

     Cash used in financing activities...................................................        (2,359)           (3,896)
                                                                                         --------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS....................................................          (967)           (3,980)

CASH AND CASH EQUIVALENTS at beginning of period.........................................         3,429             7,271
                                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS at end of period...............................................$        2,462    $        3,291
                                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage interest........................................................$        3,122    $        3,285
                                                                                         ==============    ==============

                 See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed financial statements have been prepared by Marriott Residence Inn Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1996.

      In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 28, 1997 and December 31, 1996, and the results of operations for the twelve-weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

      The net income/loss of the Partnership is allocated 99% to the limited partners and 1% to RIBM One Corporation (the "General Partner"). Significant differences exist between the net income/loss for financial reporting purposes and the net income/loss for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of incentive management fee expense.

2. Revenues represent house profit of the Partnership Inns since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to Residence Inn by Marriott, Inc. (the "Manager"). House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation and amortization, base, Residence Inn system and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the condensed statement of operations.

      In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of." Adoption of SFAS No. 121 did not have a material effect on its condensed financial statements.

      Revenues consist of Inn operating results for the twelve weeks ended 1997 and 1996 (in thousands):

                                                                                              March 28,         March 22,
                                                                                                1997              1996
                                                                                         --------------    --------------
     INN SALES
        Suites...........................................................................$       12,900    $       12,297
        Other operating departments......................................................           665               631
                                                                                         --------------    --------------
                                                                                                 13,565            12,928
                                                                                         --------------    --------------
     INN EXPENSES
         Departmental direct costs
           Suites........................................................................         2,735             2,549
           Other operating departments...................................................           256               265
         Other Inn operating expenses....................................................         3,808             3,690
                                                                                         --------------    --------------
                                                                                                  6,799             6,504
                                                                                         --------------    --------------
     REVENUES............................................................................$        6,766    $        6,424
                                                                                         ==============    ==============

3. The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

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


RESULTS OF OPERATIONS

First Quarter 1997 Compared to First Quarter 1996

Revenues. Revenues for First Quarter 1997 increased $342,000, or 5%, to $6.8 million. Revenues and operating profit were impacted primarily by growth in revenue per available room ("REVPAR") of 5%. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $637,000, or 5%, to $13.6 million in First Quarter 1997 also reflecting the improvement in REVPAR for the period. REVPAR increased for First Quarter 1997 due primarily to an increase in average room rates of 8%, while average occupancy decreased three percentage points. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses decreased $166,000 to $3.5 million for First Quarter 1997. As a percentage of revenues, Inn operating costs and expenses were 52% and 58% of revenues for First Quarter 1997 and First Quarter 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $508,000 to $3.2 million, or 48% of revenues, for First Quarter 1997 from $2.7 million, or 42% of revenues, for First Quarter 1996.

Net Income. Net income for First Quarter 1997 increased $436,000 to $170,000, or 3% of revenues, compared to a net loss of $266,000, or 4% of revenues, for First Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $2.2 million and $599,000 for First Quarter 1997 and First Quarter 1996, respectively. The improved cash from operations was a result of improved Inn lodging results and collections of rent receivable from the Manager.

Cash used in investing activities was $848,000 and $683,000 for First Quarter 1997 and First Quarter 1996, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns.

The Partnership's cash used in financing activities was $2.4 million and $3.9 million for the First Quarter of 1997 and the First Quarter of 1996, respectively. Cash financing activities primarily consist of capital distributions to partners, repayment of debt and payment of financing costs. The Partnership distributed $1.7 million to the partners in the first quarter of 1997 from 1996 operations. In the first quarter of 1996, the Partnership distributed $3.3 million to the partners from 1995 operations.


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS


The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 MARRIOTT RESIDENCE INN
                                 LIMITED PARTNERSHIP

                                 By: RIBM ONE CORPORATION
                                     General Partner



          January 16, 1998       By: /s/ Patricia K. Brady
                                     -----------------------------------
                                     Patricia K. Brady
                                     Vice President and Chief Accounting Officer