Form 10-Q
period 1997-06-20
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1998-01-23
CIK 829092

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                   Form 10-Q


               [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter ended June 20, 1997

                                      OR

               [_]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     Commission File Number: 033-20022

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        52-1558094
----------------------------------         ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                              10400 Fernwood Road
                              Bethesda, Maryland
                                     20817
 -------------------------------------------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: 301-380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No _____ (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 23, 1998.)
================================================================================

--------------------------------------------------------------------------------

                  Marriott Residence Inn Limited Partnership
--------------------------------------------------------------------------------


                               TABLE OF CONTENTS
                               -----------------


                                                                                                                            PAGE NO.
                                                                                                                            --------

                                                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         Condensed Statement of Operations
              Twelve and Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996................................................1

         Condensed Balance Sheet
              June 20, 1997 and December 31, 1996...............................................................................2

         Condensed Statement of Cash Flows
              Twenty-Four Weeks ended June 20, 1997 and June 14, 1996...........................................................3

         Notes to Condensed Financial Statements................................................................................4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................................................................5


                                                    PART II - OTHER INFORMATION


Item 1.  Legal Proceedings......................................................................................................7

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)


                                                              Twelve Weeks Ended                Twenty-Four Weeks Ended

                                                           June 20,         June 14,           June 20,         June 14,
                                                             1997             1996               1997             1996
                                                        -------------     ------------       ------------     ------------
REVENUES..............................................  $       7,908     $      7,602       $     14,674     $     14,026
                                                        -------------     ------------       ------------     ------------

OPERATING COSTS AND EXPENSES
   Depreciation.......................................          1,260            1,375              2,538            2,751
   Incentive management fee...........................            827              816              1,516            1,433
   Property taxes.....................................            479              547              1,066            1,091
   Residence Inn system fee...........................            555              536              1,071            1,028
   Base management fee................................            292              280                563              539
   Equipment rent and other...........................            422              143                620              560
                                                        -------------     ------------       ------------     ------------

                                                                3,835            3,697              7,374            7,402
                                                        -------------     ------------       ------------     ------------

OPERATING PROFIT......................................          4,073            3,905              7,300            6,624
   Interest expense...................................         (2,964)          (3,109)            (6,089)          (6,177)
   Interest income....................................             57               65                125              148
                                                        -------------     ------------       ------------     ------------

NET INCOME............................................  $       1,166     $        861       $      1,336     $        595
                                                        =============     ============       ============     ============

ALLOCATION OF NET INCOME
   General Partners...................................  $          12     $          9       $         13     $          6
   Limited Partners...................................          1,154              852              1,323              589
                                                        -------------     ------------       ------------     ------------

                                                        $       1,166     $        861       $      1,336     $        595
                                                        =============     ============       ============     ============

NET INCOME PER LIMITED
   PARTNER UNIT (65,600 Units)........................  $          18     $         13       $         20     $          9
                                                        =============     ============       ============     ============

                 See Notes to Condensed Financial Statements.

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEET
                                (In thousands)

                                                                                            June 20,       December 31,
                                                                                              1997             1996
                                                                                          -----------      ------------
                                                                                          (Unaudited)
                                         ASSETS
  Property and equipment, net.........................................................  $      139,358     $        140,272
  Due from Residence Inn by Marriott, Inc.............................................           2,651                2,462
  Other assets........................................................................           5,254                5,495
  Cash and cash equivalents...........................................................           3,802                3,429
                                                                                        --------------     ----------------

                                                                                        $      151,065     $        151,658
                                                                                        ==============     ================


                             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage note payable...............................................................  $      122,097     $        123,519
  Management fees due to Residence Inn by Marriott, Inc...............................          22,341               20,825
  Accounts payable and accrued interest...............................................           1,627                1,993
                                                                                        --------------     ----------------

     Total Liabilities................................................................         146,065              146,337
                                                                                        --------------     ----------------

PARTNERS' CAPITAL
  General Partner.....................................................................             126                  129
  Limited Partners....................................................................           4,874                5,192
                                                                                        --------------     ----------------

     Total Partners' Capital..........................................................           5,000                5,321
                                                                                        --------------     ----------------

                                                                                        $      151,065     $        151,658
                                                                                        ==============     ================

                 See Notes to Condensed Financial Statements.

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                              Twenty-Four Weeks Ended

                                                                                           June 20,            June 14,
                                                                                             1997                1996
                                                                                        --------------     ---------------
                                                                                                  (in thousands)
OPERATING ACTIVITIES
     Net income.......................................................................  $        1,336     $           595
     Noncash items....................................................................           4,271               4,392
     Changes in operating accounts....................................................            (555)             (2,075)
                                                                                        --------------     ---------------

        Cash provided by operating activities.........................................           5,052               2,912
                                                                                        --------------     ---------------

INVESTING ACTIVITIES
     Additions to property and equipment..............................................          (1,624)             (1,262)
     Change in property improvement fund..............................................              18                (158)
                                                                                        --------------     ---------------

        Cash used in investing activities.............................................          (1,606)             (1,420)
                                                                                        --------------     ---------------

FINANCING ACTIVITIES
     Capital distributions to partners................................................          (1,657)             (3,313)
     Principal payment on mortgage debt...............................................          (1,421)             (1,090)
     Deferred financing costs.........................................................               5                 (59)
                                                                                        --------------     ---------------

        Cash used in financing activities.............................................          (3,073)             (4,462)
                                                                                        --------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................             373              (2,970)
                                                                                        --------------     ---------------

CASH AND CASH EQUIVALENTS at beginning of period......................................           3,429               7,271
                                                                                        --------------     ---------------

CASH AND CASH EQUIVALENTS at end of period............................................  $        3,802     $         4,301
                                                                                        ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest..................................................  $        6,227     $         6,558
                                                                                        ==============     ===============

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

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 20, 1997 and December 31, 1996, and the results of operations for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     The net income of the Partnership is allocated 99% to the limited partners and 1% to RIBM One Corporation (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets, and differences in the timing of the recognition of incentive management fee expense.

2. Revenues represent house profit of the Partnership Inns since the Partnership had delegated substantially all of the operating decisions related to the generation of house profit of the Inns to Residence Inn by Marriott, Inc. (the "Manager"). House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation and amortization, base, Residence Inn system and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the condensed statement of operations.

     In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of." Adoption of SFAS No. 121 did not have a material effect on its condensed financial statements.

     Revenues consist of the following Inn operating results for the twelve and twenty-four weeks ended (in thousands):


                                                                 Twelve Weeks Ended              Twenty-Four Weeks Ended
                                                             June 20,        June 14,           June 20,         June 14,
                                                               1997            1996               1997             1996
                                                           ------------    -------------      -------------    ------------
     INN SALES
         Suites..........................................  $     13,866    $      13,413      $      26,766    $     25,710
         Other operating departments.....................           695              627              1,360           1,258
                                                           ------------    -------------      -------------    ------------
                                                                 14,561           14,040             28,126          26,968
                                                           ------------    -------------      -------------    ------------
     INN EXPENSES
         Departmental direct costs
             Suites......................................         2,841            2,646              5,576           5,195
             Other operating departments.................           267              240                523             505
         Other Inn operating expenses....................         3,545            3,552              7,353           7,242
                                                           ------------    -------------      -------------    ------------
                                                                  6,653            6,438             13,452          12,942
                                                           ------------    -------------      -------------    ------------

     REVENUES............................................  $      7,908    $       7,602      $      14,674    $     14,026
                                                           ============    =============      =============    ============


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


RESULTS OF OPERATIONS

First Two Quarters 1997 Compared To First Two Quarters 1996

Revenues. Revenues for the first two quarters of 1997 increased $648,000, or 5%, to $14.7 million. Revenues and operating profit were impacted primarily by growth in revenue per available room ("REVPAR") of 4%. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $1.2 million, or 4%, to $28.1 million in the first two quarters of 1997 also reflecting the improvement in REVPAR for the period. REVPAR increased for the first two quarters due primarily to an increase in average room rates of 7%, while average occupancy decreased just over two percentage points. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses decreased $28,000 to $7.4 million for the first two quarters of 1997. As a percentage of revenues, Inn operating costs and expenses were 50% and 53% of revenues for the first two quarters of 1997 and the first two quarters of 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $676,000 to $7.3 million, or 50% of revenues, for the first two quarters of 1997 from $6.6 million, or 47% of revenues, for the first two quarters of 1996.

Interest Expense. Interest expense decreased $88,000 to $6.1 million for the first two quarters of 1997 as a result of principal amortization on the Partnership's debt.

Net Income. Net income for the first two quarters of 1997 increased $741,000 to $1.3 million, or 9% of revenues, compared to net income of $595,000, or 4% of revenues, for the first two quarters of 1996.

Second Quarter 1997 Compared To Second Quarter 1996

Revenues. Revenues for Second Quarter 1997 increased $306,000, or 4%, to $7.9 million over Second Quarter 1996. Revenues and operating profit were impacted primarily by growth in REVPAR of 9%. Inn sales increased $521,000, or 4%, to $14.6 million in Second Quarter 1997 also reflecting the improvement in REVPAR. REVPAR increased for Second Quarter 1997 due primarily to an increase in average room rates of 11%, while average occupancy decreased two percentage points. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses increased $138,000 to $3.8 million for Second Quarter 1997. As a percentage of revenues, Inn operating costs and expenses were 48% and 49% of revenues for Second Quarter 1997 and Second Quarter 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $168,000 to $4.1 million, or 52% of revenues, in Second Quarter 1997 from $3.9 million, or 51% of revenues, for Second Quarter 1996.

Interest Expense. Interest expense decreased $145,000 to $3.0 million for Second Quarter 1997 as a result of principal amortization on the Partnership's debt.

Net Income. Net income for Second Quarter 1997 increased $305,000 to $1.2 million, or 15% of revenues, compared to net income of $861,000, or 11% of revenues, for Second Quarter 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $5.1 million and $2.9 million for the first two quarters of 1997 and the first two quarters of 1996, respectively. The improved cash from operations was a result of improved Inn lodging results and collections of rent receivable from the Manager.

Cash used in investing activities was $1.6 million and $1.4 million for the year-to-date period in 1997 and 1996, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns.

The Partnership's cash used in financing activities was $3.1 million and $4.5 million for the first two quarters of 1997 and 1996, respectively. The Partnership's cash financing activities primarily consisted of capital distributions to partners, repayment of debt and payment of financing costs. The Partnership distributed $1.7 million to the partners in the first quarter of 1997 from 1996 operations. In the first quarter of 1996, the Partnership distributed $3.3 million to the partners from 1995 operations.

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




                                       MARRIOTT RESIDENCE INN
                                       LIMITED PARTNERSHIP

                                       By:     RIBM ONE CORPORATION
                                               General Partner



                January 16, 1998       By:     /s/ Patricia K. Brady
                                               --------------------------------
                                               Patricia K. Brady
                                               Vice President and Chief
                                               Accounting Officer