Form 10-Q
period 1997-09-12
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1998-01-23
CIK 829092

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


          [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter ended September 12, 1997

                                       OR

          [ ]   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-20022

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                   ------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                         52-1558094
 -------------------------------                     ---------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___ (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 23, 1998.)
================================================================================

--------------------------------------------------------------------------------
                   Marriott Residence Inn Limited Partnership
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Statement of Operations
               Twelve and Thirty-Six Weeks Ended
                  September 12, 1997 and September 6, 1996................. 1

           Condensed Balance Sheet
               September 12, 1997 and December 31, 1996.................... 2

           Condensed Statement of Cash Flows
               Thirty-Six Weeks ended September 12, 1997
                 and September 6, 1996..................................... 3

           Notes to Condensed Financial Statements......................... 4

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 5


                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 7

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)

                                                              Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                         September 12,     September 6,       September 12,    September 6,
                                                             1997             1996               1997             1996
                                                        -------------     ------------       ------------     ------------

REVENUES............................................... $       8,551     $      8,799       $     23,225     $     22,825
                                                        -------------     ------------       ------------     ------------

OPERATING COSTS AND EXPENSES
   Depreciation........................................         1,142            1,376              3,680            4,127
   Incentive management fee............................           911              949              2,427            2,382
   Residence Inn system fee............................           598              601              1,669            1,629
   Property taxes......................................           568              542              1,634            1,633
   Base management fee.................................           314              315                877              854
   Equipment rent and other............................           227              280                847              840
                                                        -------------     ------------       ------------     ------------

                                                                3,760            4,063             11,134           11,465
                                                        -------------     ------------       ------------     ------------

OPERATING PROFIT.......................................         4,791            4,736             12,091           11,360
   Interest expense....................................        (2,919)          (3,074)            (9,008)          (9,251)
   Interest income.....................................            91              103                216              251
                                                        -------------     ------------       ------------     ------------

NET INCOME............................................. $       1,963     $      1,765       $      3,299     $      2,360
                                                        =============     ============       ============     ============

ALLOCATION OF NET INCOME
   General Partner..................................... $          20     $         18       $         33     $         24
   Limited Partner.....................................         1,943            1,747              3,266            2,336
                                                        -------------     ------------       ------------     ------------

                                                        $       1,963     $      1,765       $      3,299     $      2,360
                                                        =============     ============       ============     ============


NET INCOME PER LIMITED PARTNER UNIT
   (65,600 Units)...................................... $          30     $         27       $         50     $         36
                                                        =============     ============       ============     ============



                 See Notes to Condensed Financial Statements.

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEET
                                (In thousands)

                                                                                        September 12,        December 31,
                                                                                             1997                1996
                                                                                        -------------        ------------
                                                                                          (Unaudited)
                                              ASSETS
Property and equipment, net............................................................ $   139,781         $   140,272
Due from Residence Inn by Marriott, Inc................................................       2,041               2,462
Deferred financing costs, net..........................................................       2,396               2,728
Property improvement fund..............................................................       2,224               2,767
Cash and cash equivalents..............................................................       5,482               3,429
                                                                                        -----------         -----------

                                                                                        $   151,924         $   151,658
                                                                                        ===========         ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage note payable................................................................ $   121,360         $   123,519
  Management fees due to Residence Inn by Marriott, Inc................................      22,252              20,825
  Accounts payable and accrued interest................................................       1,303               1,993
                                                                                        -----------         -----------

     Total Liabilities.................................................................     144,915             146,337
                                                                                        -----------         -----------

PARTNERS' CAPITAL
  General Partner......................................................................         146                 129
  Limited Partners.....................................................................       6,863               5,192
                                                                                        -----------         -----------

     Total Partners' Capital...........................................................       7,009               5,321
                                                                                        -----------         -----------

                                                                                        $   151,924         $   151,658
                                                                                        ===========         ===========

                 See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          Thirty-Six Weeks Ended
                                                                                       September 12,    September 6,
                                                                                           1997            1996
                                                                                        -----------     ----------
                                                                                               (in thousands)
OPERATING ACTIVITIES
     Net income ....................................................................... $     3,299     $    2,360
     Noncash items.....................................................................       6,434          6,822
     Change in operating accounts......................................................      (1,269)        (2,793)
                                                                                        -----------     ----------

        Cash provided by operations....................................................       8,464          6,389
                                                                                        -----------     ----------

INVESTING ACTIVITIES
     Additions to property and equipment...............................................      (3,189)        (2,767)
     Change in property improvement fund...............................................         543            521
                                                                                        -----------     ----------

        Cash used in investing activities..............................................      (2,646)        (2,246)
                                                                                        -----------     ----------

FINANCING ACTIVITIES
     Capital distributions ............................................................      (1,611)        (3,313)
     Principal repayment on mortgage debt..............................................      (2,159)        (1,655)
     Financing costs...................................................................           5            (69)
                                                                                        -----------     ----------

        Cash used in financing activities..............................................      (3,765)        (5,037)
                                                                                        -----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................       2,053           (894)

CASH AND CASH EQUIVALENTS at beginning of period.......................................       3,429          7,271
                                                                                        -----------     ----------

CASH AND CASH EQUIVALENTS at end of period............................................. $     5,482     $    6,377
                                                                                        ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest............................................................ $     9,314     $    9,818
                                                                                        ===========     ==========

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

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 12, 1997 and December 31, 1996, and the results of operations for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

     Revenues consist of Inn operating results for the twelve and thirty-six weeks ended (in thousands):


                                                               Twelve Weeks Ended                Thirty-Six Weeks Ended
                                                           September 12,    September 6,       September 12,   September 6,
                                                                1997            1996               1997            1996
                                                           ------------    -------------      -------------    ------------
     INN SALES
         Suites........................................... $     14,972    $      15,015      $      41,738    $     40,725
         Other operating departments......................          758              696              2,118           1,954
                                                           ------------    -------------      -------------    ------------
                                                                 15,730           15,711             43,856          42,679
                                                           ------------    -------------      -------------    ------------
     INN EXPENSES
         Departmental direct costs
             Suites.......................................        2,993            2,915              8,569           8,110
             Other operating departments..................          287              239                810             744
         Other Inn operating expenses.....................        3,899            3,758             11,252          11,000
                                                           ------------    -------------      -------------    ------------
                                                                  7,179            6,912             20,631          19,854
                                                           ------------    -------------      -------------    ------------

     REVENUES............................................. $      8,551    $       8,799      $      23,225    $     22,825
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


RESULTS OF OPERATIONS

First Three Quarters 1997 Compared To First Three Quarters 1996

Revenues. Revenues for the first three quarters of 1997 increased $400,000, or 2%, to $23.2 million. Revenues and operating profit were impacted primarily by growth in revenue per available room ("REVPAR") of 3%. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved (although it is not GAAP). REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $1.2 million, or 3%, to $43.9 million in the first three quarters of 1997 also reflecting the improvement in REVPAR for the period. REVPAR increased for the first three quarters of 1997 due primarily to an increase in average room rates of 4%, while average occupancy decreased just over one percentage point. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses decreased $331,000 to $11.1 million for the first three quarters of 1997. As a percentage of revenues, Inn operating costs and expenses were 48% and 50% of revenues for the first three quarters of 1997 and the first three quarters of 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $731,000 to $12.1 million, or 52% of revenues, for the first three quarters of 1997 from $11.4 million, or 50% of revenues, for the first three quarters of 1996.

Interest Expense. Interest expense decreased $243,000 to $9.0 million for the first three quarters of 1997 as a result of principal amortization on the Partnership's debt.

Net Income. Net income for the first three quarters of 1997 increased $939,000 to $3.3 million, or 14% of revenues, compared to net income of $2.4 million, or 10% of revenues, for the first three quarters of 1996.

Third Quarter 1997 Compared To Third Quarter 1996

Revenues. Revenues for Third Quarter 1997 decreased $248,000, or 3%, to $8.6 million. Inn sales remained stable at $15.7 million in Third Quarter 1997. REVPAR increased for Third Quarter 1997 due primarily to an increase in average room rates of 4% and an increase in average occupancy of just under one percentage point. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses decreased $303,000 to $3.8 million for Third Quarter 1997. As a percentage of revenues, Inn operating costs and expenses were 44% and 46% of revenues for Third Quarter 1997 and Third Quarter 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $55,000 to $4.8 million, or 56% of revenues, in Third Quarter 1997 from $4.7 million, or 54% of revenues, for Third Quarter 1996.

Interest Expense. Interest expense decreased $155,000 to $2.9 million for Third Quarter 1997 as a result of principal amortization on the Partnership's debt.

Net Income. Net income for Third Quarter 1997 increased $198,000 to $2.0 million, or 23% of revenues, compared to net income of $1.8 million, or 20% of revenues, for Third Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $8.5 million and $6.4 million for the first three quarters of 1997 and the first three quarters of 1996, respectively. The improved cash from operations was a result of improved Inn lodging results and collections of rent receivable from the Manager.

Cash used in investing activities was $2.6 million and $2.2 million for the first three quarters of 1997 and the first three quarters of 1996, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns.

The Partnership's cash used in financing activities was $3.8 million and $5.0 million for the first three quarters of 1997 and the first three quarters of 1996, respectively. Cash financing activities primarily consist of capital distributions to partners, repayment of debt and payment of financing costs. The Partnership distributed $1.7 million to the partners in the first quarter of 1997 from 1996 operations. In the first quarter of 1996, the Partnership distributed $3.3 million to the partners from 1995 operations. Based on cash available from Partnership operations from September 1, 1996 to August 31, 1997, $2 million of additional amortization is required on the $130 million Senior Mortgage, which occured on October 1, 1997.

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



                                          MARRIOTT RESIDENCE INN
                                          LIMITED PARTNERSHIP

                                          By:     RIBM ONE CORPORATION
                                                  General Partner



                   January 16, 1998    By: /s/ Patricia K. Brady
                                           -------------------------
                                           Patricia K. Brady
                                           Vice President and Chief
                                           Accounting Officer