Form 10-K
period 1997-12-31
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1998-03-27
CIK 829092

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-20022

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

                  Delaware                                52-1558094
-----------------------------------------     -------------------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

          10400 Fernwood Road
          Bethesda, Maryland                                  20817
-----------------------------------------     -------------------------------
  (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____ Not applicable X The Partnership became subject to Section 13 reporting on January 28, 1998.

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

================================================================================


                   Marriott Residence Inn Limited Partnership


                                TABLE OF CONTENTS



                                     PART I

Item 1.      Business.................................................1

Item 2.      Properties...............................................5

Item 3.      Legal Proceedings........................................6

Item 4.      Submission of Matters to a Vote of Security Holders......6


                                     PART II

Item 5.      Market For The Partnership's Limited Partnership Units
             and Related Security Holder Matters......................7

Item 6.      Selected Financial Data..................................8

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................8

Item 8.      Financial Statements and Supplementary Data.............13

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure................................26


                                    PART III

Item 10.     Directors and Executive Officers........................26

Item 11.     Management Remuneration and Transactions................27

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management..........................................27

Item 13.     Certain Relationships and Related Transactions..........27


                                     PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
             and Reports on Form 8-K.................................30

                                     PART I

ITEM 1.          BUSINESS

Description of the Partnership

Marriott Residence Inn Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on January 18, 1988 to acquire, own and operate 15 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in seven states and contain a total of 2,129 suites as of December 31, 1997. The Partnership commenced operations on March 29, 1988.

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

The Inns are operated as part of the Residence Inn by Marriott system, which as of December 31, 1997 includes 257 Inns worldwide in the extended-stay segment of the US lodging industry. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of MII, under a long-term management agreement (the "Management Agreement"). The Management Agreement expires in 2007 with renewals at the option of the Manager for one or more of the Inns for up to five successive terms of 10 years thereafter. See Item 13 "Certain Relationships and Related Transactions."

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

Organization of the Partnership

Between March 29, 1988 and April 22, 1988 (the "Closing Date"), 65,600 limited partnership interests (the "Units") were sold in a public offering. The offering price per Unit was $1,000. The General Partner contributed $662,627 for its 1% general partnership interest. On the Closing Date, the Partnership acquired the Inns and the land on which the Inns are located from Host Marriott for $178.8 million. Of the total purchase price, $123 million was paid from the proceeds of mortgage financing and the remainder from the sale of the Units.

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

Host Marriott had also provided the Partnership a $15 million debt service guarantee (the "Limited Guarantee") to the extent necessary for payment of (i) interest on the Term Loan, (ii) interest on the Revolving Loan, and (iii) the principal amount of the Term Loan and the Revolving Loan. Host Marriott was released from the Limited Guarantee on the date of the original debt maturity of April 24, 1995.

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

The terms of the Senior and Second Mortgages include requirements of the Partnership to maintain certain defined ratios of operating cash available after debt service to total debt service. In the event the Partnership fails to maintain the required debt service ratios, all Inn operating cash flow, plus all cash or other amounts to which the Partnership is entitled from any source, must be paid directly to a cash collateral account until the ratios are restored to their required levels. The Partnership has met all required ratios during the loan term.

Both the Senior and Second Mortgages are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the Management Agreement, as defined below.

The weighted average interest rate on the Partnership's debt for the years ended December 31, 1997 and 1996 was 10.13%. In 1995, the weighted average interest rate on the Partnership's debt was 10.14%.

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

     The lodging industry in general, and the extended-stay segment in particular, is highly competitive, but the degree of competition varies from location to location and time to time. The Inns compete with several other major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following are key participants in the extended-stay segment of the lodging industry: Residence Inn, Homewood Suites, Hawthorne Suites, Summerfield Suites, Extended Stay America and AmeriSuites.

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

Proposed Transaction

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions; (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the company ("CRFLT Units"); and (iii) the Partnership would enter into a Lease for the operation of its Inns pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership. A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

ITEM 2.          PROPERTIES

Introduction

The Inns consist of 15 Residence Inn by Marriott Inns as of December 31, 1997. The Inns, which range in age between 10 and 13 years, are geographically diversified among seven states: four in Ohio, three in California, three in Georgia, two in Missouri, and one in Illinois, Colorado and Michigan.

The extended-stay segment of the lodging industry experienced increased competition throughout 1997 as new extended-stay purpose-built competitors entered the market. This trend is expected to continue in 1998. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. On a combined basis, competitive forces affecting the Inns are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1 "Business--Competition."


Name and Location of Partnership Inns
           Inn                           Number of Suites       Date Opened
-----------------------------          --------------------  -----------------
California
     Costa Mesa                                144                  1986
     La Jolla                                  287                  1986
     Long Beach                                216                  1987
Colorado
     Boulder                                   128                  1986
Georgia
     Atlanta Buckhead                          136                  1987
     Atlanta Cumberland                        130                  1987
     Atlanta Dunwoody                          144                  1984
Illinois
     Chicago Lombard                           144                  1987
Michigan
     Southfield                                144                  1986
Missouri
     St. Louis Chesterfield                    104                  1986
     St. Louis Galleria                        152                  1986
Ohio
     Cincinnati North                          144                  1985
     Columbus North                             96                  1985
     Dayton North                               64                  1987
     Dayton South                               96                  1985
                                    =========================
                          TOTAL               2,129
                                    =========================

The following table shows selected combined operating statistics for the Inns:


                                                 Year Ended December 31,
                                                 -----------------------

                                           1997            1996            1995
                                           ----            ----            ----

Combined average occupancy.................83.4%           83.5%           85.8%
Combined average daily suite rate...$      91.44    $      88.02   $       81.14
REVPAR..............................$      76.26    $      73.50   $       69.62

     Revenue per available room ("REVPAR") represents the combination of the average daily room rate charged and the average occupancy achieved, and is a commonly used indicator of hotel performance.


ITEM 3.          LEGAL PROCEEDINGS

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

     On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a class action lawsuit against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the merger of the Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Partnerships by Host Marriott and the general partners of the Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunction relief to prohibit consummation of the Merger or, in the alternative, rescission of the Merger, and damages. Host Marriott and the general partners of the Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against such claims. The defendants also maintain that this lawsuit is premature because the Merger has not been, and may not be consummated as proposed in the filings.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Assignments of Units are limited to the first date of each fiscal quarter and are subject to approval by the General Partner. As of December 31, 1997, there were 4,127 holders of record of the 65,600 Units.

The Partnership generally distributes cash available for distribution as follows: (i) first, 99% to the limited partners and 1% to the General Partner, until the partners have received, with respect to such year, an amount equal to 10% of their Invested Capital, defined as the excess of original capital contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts") (ii) second, remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

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

As of December 31, 1997, the Partnership has distributed a total of $40,356,670 ($609 per limited partner unit) since inception. In February 1997, $1,656,566 ($25 per limited partner unit) was distributed from 1996 operations. In 1996, $4,969,697 ($75 per limited partner unit) was distributed, of this amount,
$1,656,566 was from 1996 operations ($25 per limited partner unit) and the remaining $3,313,131 was from 1995 operations ($50 per limited partner unit). In 1995, $861,414 ($13 per limited partner unit) was distributed from 1994 operations. In February 1998, the Partnership distributed $3,313,131 from 1997 operations ($50 per limited partner unit). No distributions of Capital Receipts have been made since inception.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data present historical operating information for the Partnership for each of the five years in the period ended December 31, 1997 presented in accordance with generally accepted accounting principles.

                       1997         1996          1995         1994         1993
                       ----         ----          ----         ----         ----
                                (in thousands, except per unit amounts)

Revenues.......$   33,042   $    32,084  $    30,069   $   27,305   $    25,193
                   ======        ======       ======       ======        ======
Net income/
 (loss)        $   4,914    $     3,087  $     1,517   $   (1,588)  $    (2,891)
                   ======         ======       ======      =======       =======

Net income/
 (loss) per
limited partner
unit
(65,600 Units).$       74  $        47  $        23   $      (24)  $       (44)
                  ========     ========      ========      ========      =======
Total assets...$  151,971  $   151,658  $   157,061   $  155,640   $   157,602
                  ========     ========     ========     ========      =========
Total
liabilities....$  143,392   $   146,337  $   149,858   $  149,092   $   146,153
                  ========      ========     ========     ========      ========
Cash distributions per limited partner unit
(65,600 Units).$       25   $        75  $        13   $       50   $        49
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

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1997, 1996 and 1995. During the period from 1995 through 1997, Partnership revenues (Inn sales less Inn operating costs and expenses) grew from $30.1 million to $33.0 million, while the Partnership's total Inn sales grew from $56.7 million to $62.1 million. Growth in suite sales, and thus Inn sales, is primarily a function of combined average occupancy and combined average suite rates. During the period from 1995 through 1997, the Inns' combined average suite rate increased approximately $10 from $81 to $91, while the combined average occupancy decreased over two percentage points from 85.8% to 83.4%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. This operating leverage is offset in part by variable expenses, including (i) base management and Residence Inn system fees under the Management Agreement, which are 2% of gross sales, and 4% of suite sales, respectively; and
(ii) incentive management fees under the Management Agreement equal to 15% of Operating Profit (20% when Operating Profit equals or exceeds $23.5 million), as defined, payable out of 50% of available cash flow as defined.

RESULTS OF OPERATIONS

1997 Compared to 1996:

Revenues. Revenues increased by $1.0 million in 1997, to $33 million, a 3% increase when compared to 1996. This increase in revenues was achieved primarily through an increase in Inn revenue per available room ("REVPAR"), which represents the combination of the combined average daily room rate charged and the combined average occupancy achieved, and is a commonly used indicator of hotel performance. REVPAR does not include food and beverage or other ancillary revenues generated by the property. REVPAR grew nearly 4% in 1997 as a result of an increase in average suite rates, as discussed below. A $798,000 decrease in other Inn operating expenses due to an adjustment to the Partnership's sales and use tax liability also contributed to the increase in Inn revenues. The sales and use tax liability was reduced pursuant to a review of the aggregate exposure of the Inns.

Inn sales. Total 1997 Inn sales of $62.1 million represented a $1.3 million, or 2%, increase over 1996 results. This increase was achieved primarily through increases in the combined average suite rate from $88 in 1996 to $91 in 1997. As a result, 1997 combined average suite sales increased by $1.1 million, or 2%, to $59.1 million from $58.0 million in 1996. Combined average occupancy remained stable at approximately 83.4%. Ten of the Partnership's 15 Inns posted occupancy rates exceeding 80% for 1997.

Operating Costs and Expenses. Operating costs and expenses decreased to $15.7 million in 1997 from $15.9 million in 1996. As a percentage of Inn revenues, operating costs and expenses represented 47% of revenues for 1997 and 50% in 1996.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $1.2 million to $17.4 million, or 53% of total revenues, in 1997 from $16.2 million, or 50% of revenues in 1996.

Interest Expense. Interest expense decreased 5% to $12.8 million in 1997 from $13.4 million in 1996 due to principal amortization of the Senior and Second Mortgages.

Net Income. Net income increased $1.8 million to $4.9 million, or 15% of revenues, in 1997 from $3.1 million, or 10% of total revenues, in 1996 due primarily to the changes in revenues and expenses discussed above.

1996 Compared to 1995:

Revenues. Revenues (Inn sales less Inn operating costs and expenses) increased $2.0 million in 1996 to $32.1 million, a 7% increase when compared to 1995. This increase in revenues was achieved primarily through a 6% increase in REVPAR, that was primarily the result of an increase in the combined average suite rate, as discussed below.

Inn sales. Total 1996 Inn sales of $60.8 million represented a $4.1 million, or 7%, increase over 1995 results. This increase was achieved primarily through increases in the combined average suite rate from $81 in 1995 to $88 in 1996. As a result, 1996 suite sales increased by $4.1 million, or 8%, to $58.0 million from $53.9 million in 1995, despite a 2.3 percentage point decrease in combined average occupancy from approximately 86% to 84%, during these periods. Eleven of the Partnership's 15 Inns posted occupancy rates exceeding 80% for 1996.

Operating Costs and Expenses. Operating costs and expenses increased to $15.9 million, or 50% of revenues, in 1996 from $15.7 million, or 52% of revenues, in 1995.

Operating Profit. Operating profit increased $1.8 million to $16.2 million, or 50% of revenues, in 1996 from $14.4 million, or 48% of revenues, in 1995 due to the changes in revenues and operating costs discussed above.

Interest Expense.  Interest expense remained stable at $13.4 million.

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

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners. Cash provided from operations was $12.7 million, $10.8 million and $9.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The $1.9 million increase in cash from operations in 1997 over 1996 was primarily due to the $1.0 million in increased rent collections from the Manager. The improved cash from operations was also a result of the $638,000 decrease in mortgage interest payments due to the payment of the optional principal amortization on the debt. Cash from operations increased $1.4 million in 1996 over 1995 primarily because of the $2.0 million increase in Inn revenues during this time period. This increase in revenues was offset by the $244,000 increase in base management and Residence Inn system fees which increased as a result of improved sales. The Partnership paid $12.4 million, $13.0 million and $14.5 million in interest in 1997, 1996 and 1995, respectively.

Cash used in investing activities was $3.9 million, $3.2 million and $3.0 million, respectively, in 1997, 1996 and 1995. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns. Contributions to the property improvement fund were $3.1 million, $3.0 million and $2.8 million for the years ended December 31, 1997, 1996 and 1995, while capital expenditures were $5.5 million, $3.6 million and $3.1 million, respectively, during these same time periods. The increase in capital expenditures reflects increased spending for suite refurbishments and structural improvements at the Inns.

Cash used in financing activities was $6.6 million, $11.5 million and $4.5 million, respectively, in 1997, 1996 and 1995. The Partnership's cash financing activities consist primarily of repayments of debt, capital distributions to partners, payment of debt financing costs and debt refinancing. In October 1995, the Partnership refinanced debt of $130.4 million with the proceeds from a $100 million senior mortgage loan ("Senior Mortgage") and a $30 million second mortgage loan ("Second Mortgage"). The Partnership paid $207,000 and $3.1 million in 1996 and 1995, respectively, for refinancing costs associated with this transaction. See "Refinancing" below. During 1997, 1996 and 1995, respectively, the Partnership repaid $4.9 million, $6.3 million and $177,000 of principal on the Senior and Second Mortgages. Capital distributions to the partners were $1.7 million, $5.0 million and $861,000, respectively, in 1997, 1996 and 1995. The $1.7 million distributed in 1997 was from 1996 operations. Of the $5.0 million distributed in 1996, $1.7 million was from 1996 operations and $3.3 million was from 1995 operations. The $861,000 distributed in 1995 was from 1994 operations. In February 1998, the Partnership distributed $3.3 million from 1997 earnings.

Refinancing

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

Operating profit from the Inns in excess of debt service on the Senior and Second Mortgages is distributed as follows, in order of priority: (i) to pay the Partnership its annual 10% priority return, (ii) to the Manager in payment of deferred base management fees, (iii) 50% of the remaining operating profit is paid to the Manager for incentive management fees and 50% is retained by the Partnership until the amount retained by each party, separately, equals 5% of the Partnership's invested capital, and (iv) once the Partnership has retained the additional 5% return, 75% of any remaining operating profit is paid to the Manager for incentive management fees and 25% is retained by the Partnership.

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Inns are maintained. Contributions to this fund are based on a percentage of annual total Inn sales, currently equal to 5%. Based on current capital budgets, the Partnership's FF&E reserves are forecasted to be insufficient beginning in 1998 through 2002. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns in the next several years. As a result of this expected future shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Partnership's Inns. 1996 cash distributions to partners were net of this reserve. The current shortfall estimate for 1998 of $2.1 million is projected to be funded from operating cash reserved in prior years. It is anticipated that 1998 distributions will be net of an additional capital reserve. The balance in the property improvement fund totaled $1.2 million as of December 31, 1997. Total capital expenditures for 1997, 1996 and 1995 were $5.5 million, $3.6 million and $3.1 million, respectively.

Deferred Management Fees

The Manager earns a base management fee equal to 2% of the Inns' gross sales. Through 1990, payment of the base management fee was subordinate to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, but only after the payment of (i) debt service, (ii) a priority return to the Partnership and (iii) certain other priorities as defined in the Management Agreement. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the Management Agreement, the Partnership paid deferred base management fees of $627,000, $515,000 and $491,000 for fiscal years ended December 31, 1997, 1996 and 1995, respectively. Deferred base management fees do not accrue interest. As of December 31, 1997 and December 31, 1996, cumulative deferred base management fees totaled $872,000 and $1.5 million, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined in the Management Agreement (20% in any year in which Operating Profit is equal to or greater than $23.5 million). The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. Of this amount, the Partnership retains an additional 50% of the excess cash flow, up to 5% of its invested capital. Thereafter, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. In each of the years ended December 31, 1997 and December 31, 1996, $3.4 million in incentive management fees were earned and deferred. In 1995, $3.1 million in incentive management fees were earned and deferred. Through December 31, 1997, no incentive management fees have been paid to the Manager and approximately $545,000 is expected to be paid during 1998. As of December 31, 1997, 1996 and 1995, deferred incentive management fees were $22.7 million, $19.3 million and $16.0 million, respectively.

Competition

The extended-stay lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1998, the outlook continues to be positive. Residence Inns continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Residence Inn will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new extended-stay brands and growth of existing brands including Homewood Suites, Hawthorne Suites, Summerfield Suites, Extended Stay America and AmeriSuites.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1997, the increase in average suite rates of Residence Inns exceeded inflationary costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
                                                                           Page

Marriott Residence Inn Limited Partnership Financial Statements:

      Report of Independent Public Accountants............................   14

      Statement of Operations.............................................   15

      Balance Sheet.......................................................   16

      Statement of Changes in Partners' Capital...........................   17

      Statement of Cash Flows.............................................   18

      Notes to Financial Statements.......................................   19

                    Report of Independent Public Accountants



TO THE PARTNERS OF MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Marriott Residence Inn Limited Partnership (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
February 17, 1998

                             Statement of Operations
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)



                                            1997           1996           1995
                                            ----           ----           ----
REVENUES (Note 3).....................$    33,042    $    32,084   $     30,069

OPERATING COSTS AND EXPENSES
   Depreciation and amortization......      5,328          5,620          5,976
   Incentive management fee............     3,383          3,366          3,130
   Residence Inn system fee............     2,363          2,321          2,158
   Property taxes......................     2,213          2,229          2,235
   Base management fee.................     1,242          1,216          1,135
   Equipment rent and other............     1,149          1,181          1,035
                                            -----          -----          -----

                                           15,678         15,933         15,669
                                           ------         ------         ------

OPERATING PROFIT.......................    17,364         16,151         14,400
   Interest expense....................   (12,788)       (13,411)       (13,405)
   Interest income.....................       338            347            522
                                          -------          ------        ------

NET INCOME...........................$      4,914    $     3,087   $      1,517
                                          =======         ======         ======
ALLOCATION OF NET INCOME
   General Partner...................$         49    $        31   $         15
   Limited Partners..................       4,865          3,056          1,502
                                           ------          ------         -----

                                     $      4,914    $     3,087   $      1,517
                                          =======         ======         ======
NET INCOME PER LIMITED PARTNER UNIT
  (65,600 Units).....................$         74    $        47   $         23
                                          =======        =======        =======








   The accompanying notes are an integral part of these financial statements.

                                  Balance Sheet
                   Marriott Residence Inn Limited Partnership
                           December 31, 1997 and 1996
                                 (in thousands)

                                                         1997            1996
                                                         ----            ----



                                     ASSETS

   Property and equipment, net....................$    140,448    $     140,272
   Due from Residence Inn by Marriott, Inc........       2,462            2,462
   Property improvement fund......................       1,160            2,767
   Deferred financing costs, net of
     accumulated amortization.....................       2,251            2,728
   Cash and cash equivalents......................       5,650            3,429
                                                       -------          -------
                                                  $    151,971    $     151,658
                                                       =======          =======
                        LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
     Mortgage debt................................$    118,576    $     123,519
     Incentive management fee due
        to Residence Inn by Marriott, Inc.........      22,709           19,326
     Base management fee due to Residence Inn by
        Marriott, Inc.............................         872            1,499
     Accounts payable and accrued expenses........       1,235            1,993
                                                       -------          -------
        Total Liabilities.........................     143,392          146,337
                                                       -------          -------
   PARTNERS' CAPITAL
     General Partner
        Capital contribution.......................        663              663
        Capital distributions......................       (403)            (387)
        Cumulative net losses......................        (98)            (147)
                                                       --------         -------
                                                           162              129
     Limited Partners
        Capital contribution, net of offering
          costs of $7,550.........................      58,050           58,050
        Capital distributions.....................     (39,953)         (38,313)
        Cumulative net losses.....................      (9,680)         (14,545)
                                                       --------         -------
                                                         8,417            5,192
                                                       --------         -------
        Total Partners' Capital...................       8,579            5,321
                                                       --------         -------
                                                 $     151,971    $     151,658
                                                       ========         =======

   The accompanying notes are an integral part of these financial statements.

                    Statement of Changes in Partners' Capital
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                     General           Limited
                                     Partner           Partners           Total
                                     -------           --------           -----

Balance, December 31, 1994.....$         141    $        6,407    $       6,548

     Capital distributions.....           (8)             (854)            (862)

     Net income................           15             1,502            1,517
                                      --------         --------        --------
Balance, December 31, 1995......         148             7,055            7,203

     Capital distributions......         (50)           (4,919)          (4,969)

     Net income.................          31             3,056            3,087
                                      --------          --------       --------
Balance, December 31, 1996......         129             5,192            5,321

     Capital distributions.......        (16)           (1,640)          (1,656)

     Net income..................         49             4,865            4,914
                                      --------          --------       --------
Balance, December 31, 1997.....$         162    $        8,417    $       8,579
                                      ========          ========       ========














   The accompanying notes are an integral part of these financial statements.

                             Statement of Cash Flows
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                1997         1996        1995
                                                ----         ----        ----

OPERATING ACTIVITIES
  Net income................................$   4,914   $   3,087   $    1,517
  Noncash items:
     Depreciation and amortization...........   5,328       5,620        5,976
     Incentive management fee due to
       Residence Inn by Marriott, Inc........   3,383       3,366        3,130
     Amortization of deferred financing costs
       as interest...........................     472         473          191
     (Gain) loss on dispositions of
       property and equipment................      --         (10)         (18)
  Changes in operating accounts:
     Due from Residence Inn by Marriott, Inc.      --      (1,133)         417
     Accounts payable and accrued expenses...    (753)        (68)      (1,334)
     Repayment of deferred base management fee
       due to Residence Inn by Marriott, Inc.    (627)       (515)        (491)
                                               --------    --------    --------
       Cash provided by operations...........  12,717      10,820        9,388
                                               --------    --------    --------
INVESTING ACTIVITIES
  Additions to property and equipment, net...  (5,504)     (3,561)      (3,095)
  Change in property improvement fund........   1,607         379          102
                                               --------    --------    --------
       Cash used in investing activities.....  (3,897)     (3,182)      (2,993)
                                               --------    --------    --------
FINANCING ACTIVITIES
  Proceeds from mortgage loan................      --          --       130,000
  Repayment of mortgage debt.................      --          --     (128,967)
  Payment of note payable to Host Marriott
     Corporation.............................      --          --       (1,395)
  Principal payments on mortgage debt........  (4,943)     (6,304)        (177)
  Capital distributions to partners..........  (1,656)     (4,969)        (862)
  Payment of financing costs.................      --        (207)      (3,096)
                                              --------     --------    --------
       Cash used in financing activities.....  (6,599)    (11,480)      (4,497)
                                              --------     --------    --------
INCREASE (DECREASE) IN CASH AND
      AND CASH EQUIVALENTS...................   2,221      (3,842)       1,898

CASH AND CASH EQUIVALENTS at beginning of year  3,429       7,271        5,373
                                              --------     --------    --------
CASH AND CASH EQUIVALENTS at end of year......$ 5,650   $   3,429   $    7,271
                                              ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for mortgage interest........ $12,354   $  12,992   $   14,547
                                              ========     ========    ========





   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements
                   Marriott Residence Inn Limited Partnership
                           December 31, 1997 and 1996


NOTE 1.        THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed March 29, 1988 to acquire, own and operate 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States: four in Ohio, three in California, three in Georgia, two in Missouri and one in Illinois, Colorado and Michigan, and as of December 31, 1997, have a total of 2,129 suites. The sole general partner of the Partnership, with a 1% interest, is RIBM One Corporation (the "General Partner"), a Delaware corporation and wholly-owned subsidiary of Host Marriott.

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

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions; (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the company ("CRFLT Units"); and (iii) the Partnership would enter into a lease for the operation of its Inns pursuant to which a lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership.

A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

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

Capital  Receipts not retained by the Partnership  will generally be distributed
(i) first, 99% to the limited partners and 1% to the General Partner until the partners have received cumulative distributions from all sources equal to a cumulative simple return of 12% per annum on their Net Capital Investment and an amount equal to their contributed capital, payable only from Capital Receipts;
(ii) next, if the Capital Receipts are from a sale, 100% to the General Partner until it has received 2% of the gross proceeds from the sale; and (iii) thereafter, 70% to the limited partners and 30% to the General Partner.

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

Revenues and Expenses

Revenues represent house profit of the Inns because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to the Manager. House profit reflects Inn operating results which flow to the Partnership as property owner and represents gross Inn sales less property-level expenses, excluding depreciation and amortization, base, Residence Inn system and incentive management fees, property taxes, equipment rent and other costs, which are disclosed separately in the accompanying statement of operations.

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its Inns from its statement of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to its Inns, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to the financial statements as of and for the year ended December 31, 1997, would have increased both revenues and operating expenses by approximately $29 million and would have had no impact on operating profit or net income.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                     Land and improvements                     40 years
                     Buildings and improvements                40 years
                     Furniture and equipment              3 to 10 years

All property and equipment is pledged as security for the mortgage debt described in Note 6.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual property basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the partners. Significant differences exist between the net income or loss for financial reporting purposes and the net income or loss reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of base and incentive management fee expenses. As a result of these differences, the Partnership's net assets reported in the accompanying financial statements exceed the tax basis of such net assets at December 31, 1997 and 1996 by $17,448,000 and $15,689,000,
respectively.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with the mortgage debt refinancing totaling $3,303,000. These costs are being amortized using the straight-line method, which approximates the effective interest method, over the seven year term of the loan. At December 31, 1997 and 1996, accumulated amortization of deferred financing costs totaled $1,047,000 and $575,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

New Statements of Financial Accounting Standards

In 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

Reclassifications

Certain reclassifications were made to prior year financial statements to conform to the 1997 presentation.


NOTE 3.        REVENUES

Partnership revenues consist of Inn operating results for the three years ended December 31 (in thousands):

                                          1997           1996             1995
                                          ----           ----             ----
INN SALES
   Suites........................$      59,082   $      58,019   $       53,945
   Other operating departments...        3,005           2,805            2,780
                                         -----           -----            -----
                                        62,087          60,824           56,725

INN EXPENSES
   Departmental direct costs
     Suites.......................      12,603          11,756           10,839
     Other operating departments..       1,152           1,024            1,013
   Other Inn operating expenses...      15,290          15,960           14,804
                                        ------          ------           ------
                                        29,045          28,740           26,656
                                        ------          ------           ------

REVENUES.........................$      33,042   $      32,084   $       30,069
                                        ======          ======           ======


NOTE 4.        PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31 (in thousands):

                                                       1997             1996
                                                       ----             ----

Land and improvements..........................$      46,441   $       46,441
Buildings and improvements.....................      114,458          112,592
Furniture and equipment........................       39,540           35,902
                                                     --------         --------
                                                     200,439          194,935

Less accumulated depreciation..................      (59,991)         (54,663)
                                                     --------         --------

                                               $     140,448   $      140,272
                                                     ========         ========


NOTE 5.        ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair value of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                       As of December 31, 1997         As of December 31, 1996
                       -----------------------         -----------------------
                                     Estimated                        Estimated
                       Carrying        Fair          Carrying           Fair
                       Amount         Value          Amount            Value
                       ------         -----          ------            -----

Mortgage debt....$     118,576   $     124,500    $     123,519   $     126,900
Incentive management
  fee due to Residence
  Inn by
  Marriott, Inc  $      22,709   $       2,200    $      19,326   $       4,100
Base management
 fee due to Residence
  Inn by
 Marriott, Inc...$         872   $         700    $       1,499   $       1,500

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

The Partnership's debt was refinanced on October 12, 1995 at which time the Term Loan, Revolving Loan and note payable to Host Marriott were fully repaid with the proceeds from a $130 million nonrecourse mortgage loan (the "Mortgage Debt"). The Mortgage Debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at 8.6% and a $30 million note (the "Second Mortgage") which bears interest at 15.25% for a blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly amortization of principal and mature on September 30, 2002. In addition to the required monthly amortization, during each of the four years from 1996 through 1999, the Partnership is required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively. The weighted-average interest rate for the years ended December 31, 1997 and 1996 was 10.13%. During 1997 and 1996, the Partnership made payments of $4,431,000 and $4,719,000 on the Senior Mortgage and $512,000 and $1,585,000 on the Second Mortgage, respectively. At December 31, 1997, the outstanding principal balance of the Senior Mortgage and the Second Mortgage was $90,692,000 and $27,884,000, respectively.

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

Principal amortization of the Senior and Second Mortgages at December 31, 1997 is as follows (in thousands):

                           1998......................$       5,423
                           1999......................        5,952
                           2000......................        4,508
                           2001......................        4,972
                           2002......................       97,721
                                                            ------
                                                     $     118,576
                                                           =======

NOTE 7.        MANAGEMENT AGREEMENT

The Manager operates the Inns pursuant to a long-term management agreement with an initial term expiring December 28, 2007. The Manager has the option to extend the agreement on one or more of the Inns for up to five 10-year terms. The Manager earns a base management fee equal to 2% of gross sales. Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, as defined. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the management agreement, the Partnership paid deferred base management fees of $627,000, $515,000 and $491,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. Through December 31, 1997, no incentive management fees have been paid to the Manager and approximately $545,000 is expected to be paid during 1998.

The management agreement also provides for a Residence Inn system fee equal to 4% of suite sales. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of suite sales to the marketing fund. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid a Residence Inn system fee of
$2,363,000,  $2,321,000 and  $2,158,000,  reimbursed the Manager for $1,051,000,
$1,031,000 and $988,000 of Chain Services and contributed $1,477,000, $1,450,000 and $1,349,000 to the marketing fund, respectively. Chain Services and contributions to the marketing fund are included in other Inn operating expenses in Note 3.

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1997 and 1996, $775,000 has been advanced to the Manager for working capital.

The management agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment ("FF&E"). Contributions to the property improvement fund are equal to 5% of gross revenues of each Inn. Contributions to the property improvement fund as of December 31, 1997, 1996 and 1995 were $3,104,000, $3,041,000 and $2,836,000, respectively. Based on current capital budgets, the Partnership's FF&E reserves are forecasted to be insufficient beginning in 1998 through 2002. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Inns in the next several years. As a result of this expected future shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Inns. 1996 cash distributions to the partners were net of this reserve and it is expected that 1998 distributions will be net of an additional capital reserve. The current shortfall estimate for 1998 of $2.1 million is projected to be funded from operating cash reserved in prior years. The Partnership will continue to work with the Manager in better utilizing the property improvement fund.

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

None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of RIBM One Corporation, the General Partner, who are listed below:

                                                                    Age at
    Name                      Current Position              December 31, 1997
    ----                      ----------------              -----------------

Bruce F. Stemerman        President and Director                       42
Christopher G. Townsend   Vice President, Secretary and Director       50
Patricia K. Brady         Vice President and Chief Accounting Officer  36
Bruce Wardinski           Treasurer                                    37

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



ITEM 11.         MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1997, 1996 and 1995, the Partnership reimbursed Host Marriott or its subsidiaries $157,000, $218,000 and $151,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

As of December 31, 1997, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and directors of the General Partner, Host Marriott, MII and their respective affiliates own 80 limited partnership units as of December 31, 1997.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership.


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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 2% of gross sales from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite sales from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). During 1997, 1996 and 1995, respectively, the Partnership paid a Residence Inn system fee of $2,363,000, $2,321,000 and $2,158,000. See "Deferral Provisions" for a
discussion of the payment of base and incentive management fees.

Deferral Provisions

     Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, as defined, but only after payment of debt service and the Partnership's 10% priority return. Beginning in 1991 and thereafter, base management fees are paid currently. For the years ended December 31, 1997, 1996 and 1995, respectively, the Partnership paid current base management fees of $1,242,000, $1,216,000 and $1,135,000. During 1997, 1996 and 1995, $627,000,
$515,000 and $491,000, respectively, of deferred base management fees were repaid. Deferred base management fees as of December 31, 1997 and 1996 were $872,000 and $1.5 million, respectively.

The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. After the cash flow retained by the Partnership reaches 5% of invested capital plus any owner funded capital improvements, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. Through December 31,
1997, no incentive management fees have been paid to the Manager and approximately $545,000 is expected to be paid during 1998. During 1997 and 1996, $3.4 million of incentive management fees were deferred. During 1995, $3.1 million of incentive management fees were deferred. Deferred incentive management fees were approximately $22.7 million and $19.3 million as of December 31, 1997 and 1996, respectively.

Chain Services and Marketing Fund

The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of gross suite sales to the marketing fund. For the years ended December 31, 1997, 1996 and 1995, the Partnership reimbursed the Manager for $1,051,000, $1,031,000 and $988,000 of Chain Services and contributed $1,477,000, $1,450,000 and $1,349,000 to the marketing fund, respectively.

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of inventories, trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1997 and 1996, $775,000 has been advanced to the Manager for working capital.

Property Improvement Fund

The Management Agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment. Contributions to the property improvement fund are equal to 5% of gross sales of each Inn. Contributions to the property improvement fund as of December 31, 1997, 1996 and 1995 were $3,104,000, $3,041,000 and
$2,836,000, respectively.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and its subsidiaries under the Management Agreement for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                       1997             1996              1995
                                       ----             ----              ----
Residence Inn system fee.......$       2,363    $       2,321     $       2,158
Marketing fund contribution....        1,477            1,450             1,349
Base management fee............        1,242            1,216             1,135
Chain services.................        1,051            1,031               988
Deferred base management fees..          627              515               491
                                       -----            -----             -----
                               $       6,760    $       6,533     $       6,121
                                       =====            =====             =====

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries, including the General Partner, for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                             1997           1996           1995
                                             ----           ----           ----
Principal and interest on
   Host Marriott loan.................$        --   $         --   $      1,507
Administrative expenses reimbursed....        157            218            151
Cash distributions....................         16             50              8
                                             -----          -----         -----
                                      $       173   $        268   $      1,666
                                             =====          =====         =====

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



 (3)      EXHIBITS

 Exhibit
 Number                        Description                               Page
 -------- -------------------------------------------------------      ---------

* 3.1      Amended and Restated Agreement of Limited  Partnership         N/A
           of Marriott  Residence Inn Limited  Partnership by and
           among   RIBM  One   Corporation   (General   Partner),
           Christopher   G.  Townsend   (Organizational   Limited
           Partner), and Limited Partners dated March 29, 1988.

*10.1      First  Amendment  to  Loan  Agreement  by and  between         N/A
           Marriott Residence Inn Limited Partnership  (Borrower)
           and  German  American  Capital  Corporation  (Lender),
           dated April 23, 1996.

*10.2      Loan Agreement by and between  Marriott  Residence Inn         N/A
           Limited  Partnership  (Borrower)  and German  American
           Capital Corporation (Lender), dated October 10, 1995.

*10.3      Indemnity  Agreement by Marriott Residence Inn Limited         N/A
           Partnership   (Borrower)  and  RIBM  One   Corporation
           (collectively,  the  Indemnitors)  in favor of  German
           American Capital Corporation  (Lender),  dated October
           10, 1995.

*10.4      Four Party  Agreement by and among Marriott  Residence         N/A
           Inn Limited  Partnership  (Borrower),  German American
           Capital   Corporation   (Senior   Lender),    Starwood
           Mezzanine  Investors,  L.P.  (Subordinate  Lender) and
           Residence  Inn  by  Marriott,  Inc.  (Manager),  dated
           October 10, 1995.

*10.5      Loan Agreement by and between  Marriott  Residence Inn         N/A
           Limited Partnership  (Borrower) and Starwood Mezzanine
           Investors, L.P. (Lender), dated October 10, 1995.

*10.6      Loan Agreement by and between  Marriott  Residence Inn         N/A
           Limited Partnership and The Sanwa Bank Limited,  dated
           as of April 20, 1988.

*10.7      Revolving  Credit  Agreement  by and between  Marriott         N/A
           Residence Inn Limited  Partnership  and The Sanwa Bank
           Limited, dated as of April 20, 1988.

*10.8      Manager's  Letter Agreement  between  Residence Inn by         N/A
           Marriott,  Inc.  and  Marriott  Residence  Inn Limited
           Partnership, dated October 10, 1995.

*10.9      Management   Agreement  by  Marriott   Residence   Inn         N/A
           Limited  Partnership  (Owner)  and  Residence  Inn  by
           Marriott, Inc. (Manager), dated March 29, 1988.


_________________________________

*  Incorporated  by  reference  to  the   Partnership's   previously  filed
   documents.




             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during 1997.




                                  SCHEDULE III
                                   Page 1 of 2
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)




                                                 Initial Costs
                                  ----------------------------------------
                                      Land                     Subsequent
                                      and      Building and        Costs
Description            Debt       Improvements Improvements   Capitalized
-----------            ----       ------------ ------------   -----------
La Jolla             $ 20,870      $    11,579  $    14,462    $     811
Long Beach             11,503            7,167       11,455          574
St. Louis Galleria      9,960            1,989        5,010        1,618
Boulder                 9,249            1,451        6,686          405
Costa Mesa              8,775            3,678        6,955          412
Atlanta Buckhead        8,300            3,894        5,519          572
Atlanta Cumberland      7,589            4,099        4,627          326
Atlanta Dunwoody        7,589            2,116        7,387          526
Chicago Lombard         7,352            3,665        5,746          327
Southfield              7,233            2,031        8,195          811
Cincinnati North        5,217            1,183        9,587          541
St. Louis Chesterfied   4,980            1,539        5,372          415
Other properties, each
less than 5% of total  9,959            2,007       14,553        1,609
                      -------            -----       ------        -----
                     $118,576      $    46,398  $   105,554    $   8,947
                      =======           ======      =======        =====



        Gross Amount at December 31, 1997
------------------------------------------------
Land                                                     Date of
and          Building and             Accumulated    Completion of   Date       Depreciation
Improvements  Improvements   Total   Depreciation    Construction  Acquired        Life
------------  ------------   ----- -------------- -----------------  --------      ----
$11,580    $    15,272     $26,852    $    4,022        1986         1988       40 years
  7,234         11,962      19,196         2,969        1987         1988       40 years
  2,014          6,603       8,617         1,647        1986         1988       40 years
  1,451          7,091       8,542         1,764        1986         1988       40 years
  3,678          7,367      11,045         1,845        1986         1988       40 years
  3,903          6,082       9,985         1,600        1987         1988       40 years
  4,099          4,953       9,052         1,311        1987         1988       40 years
  2,116          7,913      10,029         1,990        1984         1988       40 years
  3,665          6,073       9,738         1,581        1987         1988       40 years
  2,031          9,006      11,037         2,286        1986         1988       40 years
  1,183         10,128      11,311         2,564        1985         1988       40 years
  1,543          5,783       7,326         1,476        1986         1988       40 years

  1,944         16,225      18,169         4,585      1985-1987      1988       40 years
  -----         ------      ------         -----

$46,441    $   114,458     $160,899   $   29,640
 ======        =======      =======       ======

                                  SCHEDULE III
                                   Page 2 of 2
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)


Notes:
                                        1995             1996             1997
                                        ----             ----             ----
(a)  Reconciliation of Real Estate:
     Balance at beginning of year.$   157,008    $     158,281    $    159,033
     Capital Expenditures..........     1,273              752           1,866
     Dispositions..................        --               --              --
                                      -------          -------         -------
     Balance at end of year.......$   158,281    $     159,033    $    160,899
                                      =======          =======         =======
(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year.$      19,200  $      22,544    $     26,140
     Depreciation.................        3,344          3,596           3,500
                                         ------         ------          ------
     Balance at end of year.......$      22,544  $      26,140    $     29,640
                                         ======         ======          ======

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $159.7 million at December 31, 1997.

(d) The debt balance is $118.6 million as of December 31, 1997 and includes $90.7 million of Senior Mortgage Debt and $27.9 million of Second Mortgage Debt.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st of March, 1998.

                                                MARRIOTT RESIDENCE INN
                                                LIMITED PARTNERSHIP

                                                By:      RIBM ONE CORPORATION
                                                         General Partner



                                                /s/ Patricia K. Brady
                                                ---------------------
                                                Patricia K. Brady
                                                Vice President and Chief
                                                Accounting Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                            Title
                                     (RIBM ONE CORPORATION)

/s/ Bruce F. Stemerman               President and Director
---------------------------
Bruce F. Stemerman                   (Principal Executive Officer)


/s/ Christopher G. Townsend          Vice President, Secretary and Director
---------------------------
Christopher G. Townsend


/s/ Patricia K. Brady                Vice President and Chief Accounting Officer
---------------------------
Patricia K. Brady


/s/ Bruce Wardinski                  Treasurer
---------------------------
Bruce Wardinski

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1998.

                                               MARRIOTT RESIDENCE INN
                                               LIMITED PARTNERSHIP

                                               By:      RIBM ONE CORPORATION
                                                        General Partner



                                                        -----------------------
                                                        Patricia K. Brady
                                                        Vice President and
                                                        Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                            Title
                                     (RIBM ONE CORPORATION)

-----------------------              President and Director
Bruce F. Stemerman                   (Principal Executive Officer)


-----------------------              Vice President, Secretary and Director
Christopher G. Townsend


-----------------------              Vice President and Chief Accounting Officer
Patricia K. Brady


-----------------------              Treasurer
Bruce Wardinski