Form 10-Q
period 1998-03-27
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1998-05-11
CIK 829092

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 033-20022


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Delaware                                  52-1558094
---------------------------------------   --------------------------------------
          (State of Organization)        (I.R.S. Employer Identification Number)
     10400 Fernwood Road, Bethesda, MD                 20817-1109
---------------------------------------   --------------------------------------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (301) 380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
               Securities registered pursuant to Section 12(g) of
                                    the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No_____ Not Applicable |X| . The Partnership became subject to Section 13 reporting on January 23, 1998.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP


                                TABLE OF CONTENTS
                                                                    PAGE NO.

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Statement of Operations
          Twelve Weeks Ended March 27, 1998 and March 28, 1997.............1

        Condensed Balance Sheet
          March 27, 1998 and December 31, 1997.............................2

        Condensed Statement of Cash Flows
          Twelve Weeks ended March 27, 1998 and March 28, 1997.............3

        Notes to Condensed Financial Statements............................4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................6


                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................7

Item 6. Exhibits and Reports on Form 8-K...................................8

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                         Twelve Weeks Ended
                                                     March 27,         March 28,
                                                       1998              1997
                                                  -------------     ------------

REVENUES..........................................$       7,557     $     6,766
                                                  -------------     ------------

OPERATING COSTS AND EXPENSES
    Depreciation and amortization.................        1,190           1,279
    Incentive management fee......................          808             689
    Residence Inn system fee......................          558             516
    Property taxes................................          499             587
    Base management fee...........................          293             271
    Equipment rent and other......................          168             197
                                                  -------------    -------------
                                                          3,516           3,539
                                                  -------------    -------------

OPERATING PROFIT..................................        4,041           3,227
    Interest expense..............................       (3,009)         (3,125)
    Interest income...............................           56              68
                                                  -------------    -------------


NET INCOME........................................$       1,088      $      170
                                                  =============    =============

ALLOCATION OF NET INCOME
    General Partner...............................$          11      $        2
    Limited Partner...............................        1,077             168
                                                  -------------    -------------

                                                  $       1,088      $      170
                                                  =============     ============

NET INCOME PER LIMITED PARTNER UNIT
    (65,600 Units)................................$          16      $        2
                                                  =============      ===========






                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                      March 27,     December 31,
                                                        1998            1997
                                                     (unaudited)

                                     ASSETS
    Property and equipment, net...................$     139,604    $     140,448
    Due from Residence Inn by Marriott, Inc.......        2,462            2,462
    Deferred financing costs, net of accumulated
      amortization................................        2,142            2,251
    Property improvement fund.....................        1,567            1,160
    Cash and cash equivalents.....................        3,464            5,650
                                                  ---------------  -------------

                                                  $     149,239    $     151,971
                                                  =============    =============

                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
    Mortgage debt.................................$     117,758    $     118,576
    Incentive management fee due to
     Residence Inn by Marriott, Inc................      23,517           22,709
    Base management fee due to
     Residence Inn by Marriott, Inc................         545              872
    Accounts payable and accrued expenses..........       1,065            1,235
                                                   -------------    ------------

          Total Liabilities........................     142,885          143,392
                                                   -------------    ------------


PARTNERS' CAPITAL
    General Partner................................         140              162
    Limited Partners...............................       6,214            8,417
                                                   -------------    ------------

          Total Partners' Capital..................       6,354            8,579
                                                   -------------    ------------

                                                  $     149,239    $     151,971
                                                   =============    ============





                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                         Twelve Weeks Ended
                                                     March 27,         March 28,
                                                       1998              1997
                                                  -------------      -----------

OPERATING ACTIVITIES
    Net income....................................$       1,088      $      170
    Noncash items.................................        1,780           2,078
    Changes in operating accounts.................         (170)             (8)
                                                   -------------      ----------

          Cash provided by operating activities...        2,698           2,240
                                                   -------------      ----------

INVESTING ACTIVITIES
    Additions to property and equipment...........         (346)           (262)
    Changes in property improvement fund..........         (407)           (586)
                                                   -------------      ----------

          Cash used in investing activities.......         (753)           (848)
                                                   -------------      ----------

FINANCING ACTIVITIES
    Capital distributions to partners.............       (3,313)         (1,657)
    Repayment of mortgage debt....................         (818)           (702)
                                                   -------------      ----------

          Cash used in financing activities.......       (4,131)         (2,359)
                                                   -------------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS.............       (2,186)           (967)

CASH AND CASH EQUIVALENTS at beginning of period...       5,650           3,429
                                                   -------------      ----------

CASH AND CASH EQUIVALENTS at end of period........$       3,464      $    2,462
                                                   =============      ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for mortgage interest.........$       3,006      $     3,122
                                                   =============      ==========





                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed financial statements have been prepared by Marriott Residence Inn Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997.

      In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998, and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

      Revenues consist of the following for the twelve weeks ended March March 27, 1998 and March 28, 1997 (in thousands):

                                                 March 27,             March 28,
                                                   1998                  1997
                                              ------------           -----------
      INN SALES
         Suites............................$        13,956        $       12,900
         Other operating departments.......            696                   665
                                              ------------         -------------
                                                    14,652                13,565
                                              ------------         -------------
      INN EXPENSES
         Departmental direct costs
            Suites.........................          2,890                 2,735
            Other operating departments....            335                   256
         Other Inn operating expenses......          3,870                 3,808
                                              -------------        -------------
                                                     7,095                 6,799
                                              -------------       --------------

      REVENUES............................$          7,557        $        6,766
                                              =============       ==============

3. In December 1997, Host Marriott Corporation on behalf of the General Partner, RIBM One Corporation, filed a preliminary Prospectus/Consent Solicitation Statement (the "S-4") with the SEC which proposed the consolidation (the "Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT"). The General Partner has been working to resolve various open issues concerning the proposed Consolidation.

      In addition, there are existing REIT's which are active in the moderate price and extended stay hotel segment that have expressed an interest in the six limited partnerships. Therefore, the General Partner has had preliminary discussions with some of these companies. Although no agreements have yet been reached, the General Partner continues to pursue the possibility of a potential transaction involving the Partnership's assets or a merger of the Partnership with an existing publicly traded company.

      The General Partner has retained Merrill Lynch to advise the Partnership with respect to the Partnership's strategic alternatives, including the original Consolidation plan and other available alternatives. The General Partner intends to continue to explore these alternatives and determine which path to pursue, obviously subject to appropriate partner approval.

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

RESULTS OF OPERATIONS

First Quarter 1998 Compared to First Quarter 1997

Revenues. Partnership revenues for first quarter 1998 increased $791,000, or 12%, to $7.6 million. Revenues and operating profit were impacted primarily by growth in revenue per available room ("REVPAR") of 8%. REVPAR, or revenue per available room, represents the combination of the average daily suite rate charged and the average daily occupancy achieved and is a commonly used indicator of Inn performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $1.1 million, or 8%, to $14.7 million in first quarter 1998 also reflecting the improvement in REVPAR for the period. REVPAR increased for first quarter 1998 due primarily to an increase in combined average room rates of 7%, along with an increase in combined average occupancy of just under one percentage point. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses remained stable at $3.5 million for first quarter 1998. As a percentage of revenues, Inn operating costs and expenses were 47% and 52% of revenues for first quarter 1998 and first quarter 1997, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $814,000 to $4.0 million, or 53% of revenues, for first quarter 1998 from $3.2 million, or 48% of revenues, for first quarter 1997.

Interest Expense. Interest expense decreased $116,000 to $3.0 million for the first quarter of 1998 from $3.1 million for the first quarter of 1997 due to principal amortization on the mortgage debt.

Net Income. Net income for first quarter 1998 increased $918,000 to $1.1 million, or 14% of revenues, compared to a net income of $170,000, or 3% of revenues, for first quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources to conduct its operations in the ordinary course of business although there can be no assurance of the Partnership's ability to do so.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the limited partners.

Cash provided by operating activities was $2.7 million and $2.2 million for first quarter 1998 and first quarter 1997, respectively. The improved cash from operations was a result of improved Inn lodging results.

Cash used in investing activities was $753,000 and $848,000 for first quarter 1998 and first quarter 1997, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns. Contributions to the property improvement fund were $733,000 and $678,000, while expenditures were $346,000 and $262,000, for first quarter 1998 and first quarter 1997, respectively.

The Partnership's cash used in financing activities was $4.1 million and $2.4 million for the first quarter of 1998 and the first quarter of 1997, respectively. Cash financing activities primarily consist of capital distributions to partners and repayment of mortgage debt. The Partnership distributed $3.3 million to the partners in the first quarter of 1998 from 1997 operations. In the first quarter of 1997, the Partnership distributed $1.7 million to the partners from 1996 operations.

The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and long term for the operational and capital needs of the Partnership.


                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

     On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants also maintain that this lawsuit is premature because the Merger has not been, and may not be, consummated as proposed in the SEC filings.

     On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven
Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         None.

b. Reports on Form 8-K:

         May 6, 1998 - Letter to limited partners regarding status of proposed consolidation.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MARRIOTT RESIDENCE INN
                                             LIMITED PARTNERSHIP

                                             By:     RIBM ONE CORPORATION
                                                     General Partner


         May 11, 1998                         By:    ------------------------
                                                     Patricia K. Brady
                                                     Vice President and
                                                     Chief Accounting Officer

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MARRIOTT RESIDENCE INN
                                             LIMITED PARTNERSHIP

                                             By:     RIBM ONE CORPORATION
                                                     General Partner


         May 11, 1998                         By:    /s/ Patricia K. Brady
                                                     ------------------------
                                                     Patricia K. Brady
                                                     Vice President and
                                                     Chief Accounting Officer