Form 10-Q
period 1998-09-11
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1998-10-27
CIK 829092

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 033-20022


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                Delaware                           52-1558094
---------------------------------       -------------------------------------
(State of Organization)                 (I.R.S. Employer Identification Number)

10400 Fernwood Road, Bethesda, MD                       20817-1109
-----------------------------------     --------------------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (301) 380-2070 Securities registered pursuant to Section 12(b) of the Act: Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No ____. (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 23, 1998.)

================================================================================

================================================================================
                   Marriott Residence Inn Limited Partnership
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

    Condensed Statement of Operations
    Twelve and Thirty-Six Weeks Ended
    September 11, 1998 (Unaudited) and September 12, 1997 (Unaudited).........1

    Condensed Balance Sheet
    September 11, 1998 (Unaudited) and December 31, 1997......................2

    Condensed Statement of Cash Flows
    Thirty-Six Weeks ended September 11, 1998 (Unaudited)
    and September 12, 1997 (Unaudited)........................................3

    Notes to Condensed Financial Statements (Unaudited).......................4

Item 2.       Management's Discussion and Analysis of Financial

    Condition and Results of Operations.......................................6


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................8

Item 6.       Exhibits and Reports on Form 8-K................................9

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)



                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ----------

REVENUES (Note 2)....................................$          9,072  $         8,551    $         25,055  $        23,225
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Depreciation......................................           1,173            1,142               3,607            3,680
   Incentive management fee..........................             987              911               2,680            2,427
   Residence Inn system fee..........................             644              598               1,799            1,669
   Property taxes....................................             534              568               1,550            1,634
   Base management fee...............................             336              314                 941              877
   Equipment rent and other..........................             220              227                 786              847
                                                     ----------------  ---------------    ----------------  ---------------

                                                                3,894            3,760              11,363           11,134
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................           5,178            4,791              13,692           12,091
   Interest expense..................................          (2,807)          (2,919)             (8,641)          (9,008)
   Interest income...................................              80               91                 191              216
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$          2,451  $         1,963    $          5,242  $         3,299
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$             24  $            20    $             52  $            33
   Limited Partners..................................           2,427            1,943               5,190            3,266
                                                     ----------------  ---------------    ----------------  ---------------

                                                     $          2,451  $         1,963    $          5,242  $         3,299
                                                     ================  ===============    ================  ===============

NET INCOME PER
   LIMITED PARTNER UNIT (65,600 Units)...............$             37  $            30    $             79  $            50
                                                     ================  ===============    ================  ===============







                                        See Notes to Condensed Financial Statements.


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                          September 11,     December 31,
                                                                                              1998                1997
                                                                                           (Unaudited)
                                                           ASSETS

Property and equipment, net.............................................................$        138,894    $       140,448
Due from Residence Inn by Marriott, Inc.................................................           2,795              2,462
Property improvement fund...............................................................           2,050              1,160
Deferred financing costs, net of accumulated amortization...............................           1,924              2,251
Cash and cash equivalents...............................................................           5,895              5,650
                                                                                        ----------------    ---------------

                                                                                        $        151,558    $       151,971
                                                                                        ================    ===============


                                              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt........................................................................$        116,061    $       118,576
   Incentive management fee due to Residence Inn by Marriott, Inc.......................          24,481             22,709
   Base management fee due to Residence Inn by Marriott, Inc............................              --                872
   Accounts payable and accrued expenses................................................             508              1,235
                                                                                        ----------------    ---------------

       Total Liabilities................................................................         141,050            143,392
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL
   General Partner......................................................................             181                162
   Limited Partners.....................................................................          10,327              8,417
                                                                                        ----------------    ---------------

       Total Partners' Capital..........................................................          10,508              8,579
                                                                                        ----------------    ---------------

                                                                                        $        151,558    $       151,971
                                                                                        ================    ===============










                                        See Notes to Condensed Financial Statements.


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                             Thirty-Six Weeks Ended
                                                                                      September 11,          September 12,
                                                                                           1998                  1997
                                                                                    -----------------     -----------
OPERATING ACTIVITIES
   Net income ......................................................................$           5,242     $           3,299
   Noncash items....................................................................            5,706                 6,434
   Change in operating accounts.....................................................           (1,932)               (1,269)
                                                                                    -----------------     -----------------

       Cash provided by operating activities........................................            9,016                 8,464
                                                                                    -----------------     -----------------

INVESTING ACTIVITIES
   Additions to property and equipment..............................................           (2,053)               (3,189)
   Change in property improvement fund..............................................             (890)                  543
                                                                                    -----------------     -----------------

       Cash used in investing activities............................................           (2,943)               (2,646)
                                                                                    -----------------     -----------------

FINANCING ACTIVITIES
   Capital distributions ...........................................................           (3,313)               (1,611)
   Principal repayment on mortgage debt.............................................           (2,515)               (2,159)
   Financing costs..................................................................               --                     5
                                                                                    -----------------     -----------------

       Cash used in financing activities............................................           (5,828)               (3,765)
                                                                                    -----------------     -----------------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................              245                 2,053

CASH AND CASH EQUIVALENTS at beginning of period....................................            5,650                 3,429
                                                                                    -----------------     -----------------

CASH AND CASH EQUIVALENTS at end of period..........................................$           5,895     $           5,482
                                                                                    =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest...........................................................$           8,958     $           9,314
                                                                                    =================     =================









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

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and the cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Revenues represent house profit of the Partnership Inns since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to Residence Inn by Marriott, Inc. (the "Manager"). House profit reflects Inn operating results which flow to the Partnership as property owner and represents total combined Inn sales less property-level expenses, excluding depreciation, base, Residence Inn system and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the accompanying condensed statement of operations.

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

     The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its Inns. Accordingly, upon adoption, Inn sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $7.7 million and $7.2 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and $22.0 million and $20.6 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and will have no impact on operating profit or net income.

     Revenues consist of the following Inn operating results (in thousands):

                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ----------
     INN SALES
       Suites........................................$         16,095  $        14,972    $         44,965  $        41,738
       Other operating departments...................             715              758               2,103            2,118
                                                     ----------------  ---------------    ----------------  ---------------
                                                               16,810           15,730              47,068           43,856
                                                     ----------------  ---------------    ----------------  ---------------
     INN EXPENSES
       Departmental direct costs
         Suites......................................           3,333            2,993               9,300            8,569
         Other operating departments.................             343              287                 985              810
       Other Inn operating expenses..................           4,062            3,899              11,728           11,252
                                                     ----------------  ---------------    ----------------  ---------------
                                                                7,738            7,179              22,013           20,631
                                                     ----------------  ---------------    ----------------  ---------------

     REVENUES........................................$          9,072  $         8,551    $         25,055  $        23,225
                                                     ================  ===============    ================  ===============

3. Host Marriott Corporation, on behalf of the General Partner, RIBM One Corporation, filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission in December 1997, which proposed the consolidation ("Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT"). Subsequently, the General Partner reported that existing REIT's active in the moderate price and extended-stay hotel segment had expressed an interest in acquiring some of the hotels owned by the six partnerships. The General Partner retained Merrill Lynch to advise the partnerships with respect to these alternatives.

     The original Consolidation plan included an initial public offering of the REIT's common shares. The General Partner has been advised that it would be difficult to raise the appropriate level of outside equity and that the perceived benefits of the Consolidation are not achievable at this time. Therefore, the General Partner is not pursuing the plan to form a new REIT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Form 10-Q include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availabiility and terms of financing; (ii) the ability to compete effectively; (iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

First Three Quarters 1998 Compared to First Three Quarters 1997

Revenues. Revenues for the first three quarters of 1998 increased $1.9 million, or 8%, to $25.1 million. Revenues and operating profit were impacted primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels (although it is not a GAAP, or generally accepted accounting principles, measure of revenue) which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the properties. Inn sales increased $3.2 million, or 7%, to $47.1 million in the first three quarters of 1998 also reflecting the improvement in REVPAR for the period. REVPAR increased 8% for the first three quarters of 1998 due to an increase in the combined average room rate of 6%, combined with a two percentage point increase in the combined average occupancy. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses increased to $11.4 million for the first three quarters of 1998 from $11.1 million for the first three quarters of 1997. As a percentage of Inn revenues, Inn operating costs and expenses were 45% and 48% of revenues for the first three quarters of 1998 and 1997, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $1.6 million to $13.7 million, or 55% of revenues, for the first three quarters of 1998 from $12.1 million, or 52% of revenues, for the first three quarters of 1997.

Interest Expense. Interest expense decreased $367,000 to $8.6 million for the first three quarters of 1998 as a result of principal amortization on the Partnership's debt.

Net Income. Net income for the first three quarters of 1998 increased $1.9 million to $5.2 million, or 21% of revenues, compared to net income of $3.3 million, or 14% of revenues, for the first three quarters of 1997.

Third Quarter 1998 Compared to Third Quarter 1997

Revenues. Revenues for third quarter 1998 increased $521,000, or 6%, to $9.1 million. Inn sales increased $1.1 million, or 7%, to $16.8 million in the third quarter 1998 reflecting the improvements in REVPAR for the period. REVPAR increased 7% for the third quarter 1998 due to an increase of 5% in the combined average room rate and an increase in the combined average occupancy of two percentage points.

Operating Costs and Expenses. Operating costs and expenses increased to $3.9 million for the third quarter 1998 from $3.8 million for the third quarter 1997. As a percentage of revenues, Inn operating costs and expenses were 43% and 44% of revenues for third quarter 1998 and 1997, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $387,000 to $5.2 million, or 57% of revenues, for the third quarter 1998 from $4.8 million, or 56% of revenues, for the third quarter 1997.

Interest Expense. Interest expense decreased $112,000 to $2.8 million for third quarter 1998 as a result of principal amortization on the Partnership's debt.

Net Income. Net income for the third quarter 1998 increased $488,000 to $2.5 million, or 27% of revenues, compared to net income of $2.0 million, or 23% of revenues, for third quarter 1997 primarily due to the result of the items discussed above.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources to conduct its operations in the ordinary course of business.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the partners.

Cash provided by operating activities was $9.0 million and $8.5 million for the first three quarters of 1998 and 1997, respectively. The improved cash from operations was primarily a result of improved Inn operating results partially offset by an increase in the rent receivable due from the Manager and payment of all deferred base management fees during 1998.

Cash used in investing activities was $2.9 million and $2.6 million for the first three quarters of 1998 and 1997, respectively. The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns.
Contributions to the property improvement fund were $2.4 million and $2.2 million for the first three quarters of 1998 and 1997, respectively, while capital expenditures were $2.1 million and $3.2 million for the first three quarters of 1998 and 1997, respectively. The General Partner believes that the property improvement fund will provide adequate funds in the short and long term to meet the Inn's capital needs.

Cash used in financing activities for the first three quarters of 1998 and 1997, was $5.8 million and $3.8 million, respectively. The Partnership's cash used in financing activities primarily consists of capital distributions to partners and the repayment of mortgage debt. The Partnership distributed $3.3 million to the partners, which equals $50 per limited partnership unit, in the first quarter of 1998 from 1997 operations. In the first quarter of 1997, the Partnership distributed $1.7 million to the partners which equals $25 per limited partnership unit from 1996 operations.

The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and long term for the operational and capital needs of the Partnership.


YEAR 2000 ISSUE

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Inns. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Inns. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Inns. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Inns. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the proposed merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. Host Marriott and the general partners of the Five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants, in light of current market conditions, have decided to abandon their efforts to complete the initial Merger at this time. Accordingly, they intend to continue their efforts to dismiss the lawsuit.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

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


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a.    Exhibits:

                      None.

                b. Reports on Form 8-K:

                     A Form 8-K was filed with the Securities and Exchange Commission on October 9, 1998. This filing, Item 5 -- Other Events, discloses that the General Partner sent a letter dated October 1, 1998 to inform the limited partners that the proposed Consolidation to form a new REIT focused on limited service hotels is no longer being pursued. In addition, the letter informs the limited partners that, to date, there have been no acceptable offers from third parties to purchase the Partnership's hotels. A copy of the letter was included as an Item 7 --
                     Exhibit in this Form 8-K filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MARRIOTT RESIDENCE INN
                             LIMITED PARTNERSHIP

                             By: RIBM ONE CORPORATION
                                 General Partner



October 27, 1998             By: /s/ Earla L. Stowe
                                 ------------------
                                 Earla L. Stowe
                                 Vice President and Chief Accounting Officer