Form 10-K
period 1998-12-31
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1999-04-01
CIK 829092

Securities and Exchange Commission
                              Washington, D.C. 20549
                                     Form 10-K

  |X|               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1998

                                         OR

  |_|             Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                          Commission File Number: 033-20022

                    MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP

               (Exact name of registrant as specified in its charter)

                  Delaware                                      52-1558094
--------------------------------------------    --------------------------------
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                      Identification No.)

            10400 Fernwood Road
             Bethesda, Maryland                                   20817
--------------------------------------------    --------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ Not applicable ______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [] (Not Applicable)

                       Documents Incorporated by Reference
                                      None
================================================================================
================================================================================

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS

                                                                      PAGE NO.

                                                       PART I

Item 1.  Business........................................................1

Item 2.  Properties......................................................4

Item 3.  Legal Proceedings...............................................5

Item 4.  Submission of Matters to a Vote of Security Holders.............6


                                                 PART II

Item 5.  Market For The Partnership's Limited Partnership Units
         and Related Security Holder Matters.............................6

Item 6.  Selected Financial Data.........................................7

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................8

Item 8.  Financial Statements and Supplementary Data....................16

Item 9.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.......................................29


                                                PART III

Item 10. Directors and Executive Officers...............................29

Item 11. Management Remuneration and Transactions.......................30

Item 12. Security Ownership of Certain Beneficial Owners and Management.30

Item 13. Certain Relationships and Related Transactions.................30


                                                      PART IV

Item 14. Exhibits, Supplemental Financial Statement Schedules
         and Reports on Form 8-K........................................33

                                                         PART I

ITEM 1.  BUSINESS

Description of the Partnership

Marriott Residence Inn Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on January 18, 1988 to acquire, own and operate 15 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in seven states and contain a total of 2,129 suites as of December 31, 1998. The Partnership commenced operations on March 29, 1988.

The Partnership is engaged solely in the business of owning and operating the Inns and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

     The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), under a long-term management agreement (the "Management Agreement"). The Management Agreement expires in 2007 with renewals at the option of the Manager for one or more of the Inns for up to five successive terms of 10 years thereafter. See Item 13 "Certain Relationships and Related Transactions."

The objective of the Residence Inn by Marriott system, including the Inns, is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Residence Inn by Marriott Inns generally have fewer guest rooms than traditional full-service hotels, in most cases containing approximately 120 guest suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

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

     The Partnership's financing needs have been funded through loan agreements with independent financial institutions. See "Debt Financing."

Organization of the Partnership

Between March 29, 1988 and April 22, 1988 (the "Closing Date"), 65,600 limited partnership interests (the "Units") were sold in a public offering. The offering price per Unit was $1,000. RIBM One Corporation ("RIBM One"), the sole general partner of the Partnership prior to December 22, 1998, contributed $662,627 for its 1% general partnership interest. On the Closing Date, the Partnership acquired the Inns and the land on which the Inns are located from Host Marriott for $178.8 million. Of the total purchase price, $123 million was paid from the proceeds of mortgage financing and the remainder from the sale of the Units.

On April 17, 1998, Host Marriott, the parent of RIBM One, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly-formed partnership Host Marriott LP ("Host LP").

Prior to December 22, 1998, the sole general partner of the Partnership, with a 1% interest, was RIBM One, a wholly owned subsidiary of Host Marriott Corporation. In connection with Host Marriott Corporation's conversion to a real estate investment trust, the following steps occurred. Host Marriott Corporation formed RIBM One LLC, a Delaware single member limited liability company, having two classes of member interests (Class A - 1% economic interest, managing; Class B - 99% economic interest, non-managing). RIBM One merged into RIBM One LLC on December 22, 1998 and RIBM One ceased to exist. On December 28, 1998, Host Marriott Corporation contributed its entire interest in RIBM One LLC to Host Marriott, L.P. ("Host LP"), which is owned 78% by Host Marriott Corporation and 22% by outside partners. Finally on December 30, 1998, Host Marriott contributed its 99% Class B interest in RIBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is RIBM One LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing economic interest owned by Rockledge.

Debt Financing

     The Partnership's debt consists of a $100 million senior mortgage the "Senior Mortgage") and a $30 million second mortgage (the "Second Mortgage").

The Senior Mortgage of $100 million bears interest at a fixed interest rate of 8.6%, requires monthly amortization of principal on a 20 year schedule and matures on September 30, 2002. The Second Mortgage of $30 million bears interest at a fixed interest rate of 15.25%, requires monthly amortization of principal on a 20 year schedule and matures on September 30, 2002.

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

The weighted average interest rate on the Partnership's debt for the years ended December 31, 1998 and 1997 was 10.13%.

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

Conflicts of Interest

Because Host LP, the managing member of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership's Inns and MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott, MII and their affiliates retain a free right to compete with the Partnership's Inns, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Inns are located, in addition to those existing hotels which may currently compete directly or indirectly with the Inns.

Under Delaware law, the General Partner has a fiduciary duty to the Partnership and is required to exercise good faith and loyalty in all its dealings with respect to Partnership affairs.

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

The Amended and Restated Agreement of Limited Partnership as amended (the "Partnership Agreement"), provides that any agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

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

Employees

Neither the General Partner nor the Partnership has any employees. Host LP provides the services of certain employees (including the General Partner's executive officers) of Host LP to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host LP and its other affiliates. No officer or manager of the General Partner or employee of Host LP devotes a significant percentage of time to Partnership matters. To the extent that any officer, manager or employee does devote time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11 "Management Remuneration and Transactions" for information regarding payments made to Host LP or its subsidiaries for the cost of providing administrative services to the Partnership.

Potential Transaction

The General Partner has retained Merrill Lynch to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. However, there can be no assurance that a transaction will result from these activities.

ITEM 2.  PROPERTIES

Introduction

The Inns consist of 15 Residence Inn by Marriott Inns as of December 31, 1998. The Inns, which range in age between 11 and 14 years, are geographically diversified among seven states: four in Ohio, three in California, three in Georgia, two in Missouri, and one in each of Illinois, Colorado and Michigan.

The extended-stay segment of the lodging industry experienced increased competition throughout 1998 as new extended-stay purpose-built competitors entered the market. This trend is expected to continue in 1999. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. On a combined basis, competitive forces affecting the Inns are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1, "Business--Competition."

Name and Location of Partnership Inns

                  Inn                 Number of Suites         Date Opened
-------------------------------   ------------------------- ------------------
California
     Costa Mesa                             144                   1986
     La Jolla                               287                   1986
     Long Beach                             216                   1987
Colorado
     Boulder                                128                   1986
Georgia
     Atlanta Buckhead                       136                   1987
     Atlanta Cumberland                     130                   1987
     Atlanta Dunwoody                       144                   1984
Illinois
     Chicago Lombard                        144                   1987
Michigan
     Southfield                             144                   1986
Missouri
     St. Louis Chesterfield                 104                   1986
     St. Louis Galleria                     152                   1986
Ohio
     Cincinnati North                       144                   1985
     Columbus North                           96                  1985
     Dayton North                             64                  1987
     Dayton South                             96                  1985
                                  =========================
                 TOTAL                    2,129
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

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs alleged that the proposed merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constituted a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs alleged that the Merger breached various agreements relating to the Five Partnerships. The plaintiffs sought, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. The defendants, in light of market conditions, decided to abandon their efforts to complete the Merger. As a result of this decision, the plaintiffs voluntarily dismissed the lawsuit.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolf Joint Tenants, et al., v. Marriott International Inc., et. al., Case No. 98-CI-04092 (the "Haas Case"), in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and
Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited
Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership was filed by the plaintiffs' lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action. Trial in this related case is presently scheduled for May 1999. Due to the prosecution of the related case, there has been no meaningful activity in the Haas case. Although the Seven Partnerships have not been named as defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                                        PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND
                   RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Assignments of Units are limited to the first date of each fiscal quarter and are subject to approval by the General Partner. As of December 31, 1998, there were 3,944 holders of record of the 65,600 Units.

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

As of December 31, 1998, the Partnership has distributed a total of $43,669,801 to the partners ($659 per limited partner unit) since inception. In February 1998, $3,313,131 ($50 per limited partner unit) was distributed from 1997 operations. In February 1997, the Partnership distributed $1,656,566 from 1996 operations ($25 per limited partner unit). In 1996, $4,969,697 ($75 per limited partner unit) was distributed, of this amount, $1,656,566 was from 1996 operations ($25 per limited partner unit) and the remaining $3,313,131 was from 1995 operations ($50 per limited partner unit). No distributions of Capital Receipts have been made since inception.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data present historical operating information for the Partnership for each of the five years in the period ended December 31, 1998 presented in accordance with generally accepted accounting principles.


                                                      1998          1997         1996         1995         1994
                                                   -----------  -----------  -----------  -----------   -----------


Income Statement Data:(in thousands, except per unit amounts)
Revenues...........................................$    66,135  $    62,087  $    60,824  $    56,725   $    53,440
Operating profit...................................     16,775       17,364       16,151       14,400        11,662
Net income (loss)..................................      4,868        4,914        3,087        1,517        (1,588)
Net income (loss) per limited partner unit
   (65,600 Units)..................................         73           74           47           23           (24)

Balance Sheet Data:

Total assets.......................................$   148,353  $   151,971  $   151,658  $   157,061   $   155,640
Total liabilities..................................    138,219      143,392      146,337      149,858       149,092
Cash distributions per limited partner unit
   (65,600 Units)..................................         50           25           75           13            50




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         .........AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions what will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively; (iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1998, 1997 and 1996. During the period from 1996 through 1998, Partnership sales grew from $60.8 million to $66.1 million. Growth in suite sales, and thus Inn sales, is primarily a function of combined average occupancy and combined average daily suite rates. During the period from 1996 through 1998, the Inns' combined average daily suite rate increased approximately $8 from $88 to $96, while the combined average occupancy increased just over one percentage point from 83.5% to 84.9%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. The variable expenses include (i) base management and Residence Inn system fees under the Management Agreement, which are 2% of gross sales, and 4% of suite sales, respectively; and (ii) incentive management fees under the Management Agreement equal to 15% of Operating Profit (20% when Operating Profit equals or exceeds $23.5 million), as defined, payable out of 50% of available cash flow as defined.

RESULTS OF OPERATIONS

Revenues  represent  the gross sales  generated by the  Partnership's  Inns.  On
November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership considered the impact of EITF 97-2 on its financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Inns in its statements of revenues and expenses for the period during which the Partnership operated the Inns through a management agreement. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying statement of revenues and expenses. Application of EITF 97-2 to the financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by $31.8 million, $29.0 million and $28.7 million, respectively, and had no impact on operating profit or net income.

The following table shows selected combined operating statistics for the Inns. Revenue per available room ("REVPAR") represents the combination of the average daily room rate charged and the average occupancy achieved, and is a commonly used indicator of hotel performance.

                             Year Ended December 31,
                                            1998           1997            1996

Combined average occupancy............      84.9%          83.4%           83.5%
Combined average daily suite rate.....$     96.15    $     91.44     $     88.02
REVPAR................................$     81.63    $     76.26     $     73.50

1998 Compared to 1997:

Revenues. Total 1998 Inn sales of $66.1 million represented a $4 million, or 6%, increase over 1997 results. This increase was achieved primarily through an increase in Inn revenue per available room ("REVPAR"), which represents the combination of the combined average daily suite rate charged and the combined average occupancy achieved, and is a commonly used indicator of hotel performance. REVPAR does not include other ancillary revenues generated by the Inns. REVPAR increased $5 in 1998 as a result of a $5 increase in the average suite rate from $91 in 1997 to $96 in 1998. Combined average occupancy increased by approximately two percentage points to 84.9%. As a result, 1998 combined average suite sales increased by $4 million, or 7%, to $63.1 million from $59.1 million in 1997.

Operating Costs and Expenses. Operating costs and expenses increased to $49.4 million in 1998 from $44.7 million in 1997 primarily due to a $2.7 million increase in property-level costs and expenses and a $1.3 million increase in incentive management fee expense. Property-level cost and expenses increased primarily due to increase in salaries and wages at the Inns necessary in order to attract and retain quality personnel. Repairs and maintenance expense also increased as a result of efforts to standardize the landscaping and lawn care at the Inns during 1998. Finally, property-level cost and expenses were lower in 1997,compared to 1998 due to the $800,000 adjustment to decrease the sales and use tax liability in 1997. Incentive management fee is equal to 15% of Operating Profit as defined in the Management Agreement (20% in any year in which Operating Profit is equal to or greater than $23.5 million). In 1998, the incentive management fee was calculated as 20% of Operating Profit equal to $23.6 million. In 1997, the incentive management fee was calculated as 15% of Operating Profit equal to $22.6 million. Thus the increase in incentive management fee was due to improved Operating Profit and Operating Profit exceeding the $23.5 million threshold in 1998. As a percentage of Inn revenues, operating costs and expenses represented 75% of revenues for 1998 and 72% in 1997.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $600,000 to $16.8 million, or 25% of total revenues, in 1998 from $17.4 million, or 28% of revenues in 1997.

Interest Expense. Interest expense decreased 4.6% to $12.2 million in 1998 from $12.8 million in 1997 due to principal amortization of the Senior and Second Mortgages.

Net Income. Net income decreased $46,000 in 1998 to 7.4% of revenues from $4.9 million, or 7.9% of total revenues, in 1997 due primarily to the changes in revenues and expenses discussed above.

1997 Compared to 1996:

Revenues. Total 1997 Inn sales of $62.1 million represented a $1.3 million, or 2%, increase over 1996 results. This increase was achieved primarily through a $3 increase in REVPAR that was primarily the result of an increase in the combined average daily suite rate from $88 in 1996 to $91 in 1997. Combined average occupancy remained stable at approximately 83%. As a result, 1997 combined average suite sales increased by $1.1 million, or 2%, to $59.1 million from $58.0 million in 1996.

Operating Costs and Expenses. Operating costs and expenses remained stable at $44.7 million in 1997 compared to 1996. While suite expenses increased $847,000, this was offset by a decrease in selling, administrative and other expenses of $670,000. As a percentage of Inn revenues, operating costs and expenses represented 72% of revenues for 1997 and 73% in 1996.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $1.2 million to $17.4 million, or 28% of total revenues, in 1997 from $16.2 million, or 27% of revenues in 1996.

Interest Expense. Interest expense decreased 5% to $12.8 million in 1997 from $13.4 million in 1996 due to principal amortization of the Senior and Second Mortgages.

Net Income. Net income increased $1.8 million to $4.9 million, or 7.9% of revenues, in 1997 from $3.1 million, or 5.1% of total revenues, in 1996 due primarily to the changes in revenues and expenses discussed above.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and is working with the Manager to address the long term operational and capital needs of the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided by operating activities was $14.8 million, $12.7 million and $10.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The $2.1 million increase in cash from operations in 1998 over 1997 was primarily due to the $1.0 million increase in incentive management fee earned and deferred compared to the prior year as well as an $800,000 decrease to the sales and use tax liability in 1997 and a $421,000 increase in rent collections from the Manager. Cash from operations increased $1.9 million in 1997 over 1996 primarily due to $1.1 million in increased rent collections from the Manager as well as a $638,000 decrease in mortgage interest expense due to the payment of the optional principal amortization on the debt. The Partnership paid $11.8 million, $12.4 million and $13.0 million in interest in 1998, 1997 and 1996, respectively.

Cash used in investing activities was $4.6 million, $3.9 million and $3.2 million, respectively, in 1998, 1997 and 1996. The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $4.0 million, $3.1 million and $3.0 million for the years ended December 31, 1998, 1997 and 1996, while capital expenditures were $5.5 million, $5.5 million and $3.6 million, respectively, during these same time periods. Contributions to the property improvement fund increased $864,000 in 1998 due to the $4 million increase in revenues and the increase in the required property improvement fund contribution to 6% of revenues in 1998 from 5% in 1997.

Cash used in financing activities was $11.8 million, $6.6 million and $11.5 million, respectively, in 1998, 1997 and 1996. The Partnership's cash used in financing activities primarily consists of capital distributions to partners and the repayment of mortgage debt. During 1998, 1997 and 1996, the Partnership repaid $8.5 million, $4.9 million and $6.3 million, respectively, of principal on the Senior and Second Mortgages. Optional principal repayments on the mortgage debt were $5 million, $2 million and $4 million in 1998, 1997 and 1996, respectively. Capital distributions to the partners were $3.3 million, $1.7 million and $5.0 million, respectively, in 1998, 1997 and 1996. The $3.3 million distributed in 1998 was from 1997 cash flow from operations. The $1.7 million distributed in 1997 was from 1996 cash flow from operations. Of the $5.0 million distributed in 1996, $1.7 million was from 1996 cash flow from operations and $3.3 million was from 1995 cash flow from operations.

The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short and long term for the operational and capital needs of the Partnership.

Debt Financing

The Partnership's mortgage debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at a fixed rate of 8.6% and a $30 million note (the "Second Mortgage") which bears interest at a fixed rate of 15.25% for an initial blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly amortization of principal and mature on September 30, 2002. In addition to the required monthly amortization, during each of the four years from 1996 through 1999, the Partnership is required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively.

Both the Senior Mortgage and the Second Mortgage are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the management agreement.

Operating profit from the Inns in excess of debt service on the Senior and Second Mortgages is distributed in the following order of priority: (i) to pay the Partnership its annual 10% priority return, (ii) to the Manager in payment of deferred base management fees, (iii) 50% of the remaining operating profit is paid to the Manager for incentive management fees and 50% is retained by the Partnership until the amount retained by each party, separately, equals 5% of the Partnership's invested capital, and (iv) once the Partnership has retained the additional 5% return, 75% of any remaining operating profit is paid to the Manager for incentive management fees and 25% is retained by the Partnership.

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Inns are maintained. Contributions to this fund are based on a percentage of annual total Inn sales. Based on current capital budgets, the Partnership's FF&E reserves were insufficient beginning in 1998. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns in the next several years. As a result of this expected future shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Partnership's Inns. 1996 cash distributions to partners were net of this reserve. To minimize the shortfall, the Partnership increased the contribution rate from 5% to 6% in 1998 and then will reduce the rate to 5.5% for 1999. In the first quarter of 1999, the Partnership provided a loan to the property improvement fund of $1,450,000 for 1998 that will earn interest at the rate of Prime plus one percent and will be repaid over a five-year period from operating cash flow. Under the terms of the loan, the debt service payments are subordinate to the mortgage debt and are included as a deduction in determining the incentive management fee paid to the Manager. An additional $1,200,000 loan will be provided for 1999 that will earn interest at the rate of Prime plus one percent and will be repaid from the property improvement fund. The balance in the property improvement fund totaled $200,000 as of December 31, 1998. Total capital expenditures for 1998, 1997 and 1996 were $5.5 million, $5.5 million and $3.6 million, respectively.

Deferred Management Fees

The Manager earns a base management fee equal to 2% of the Inns' gross sales. Through 1990, payment of the base management fee was subordinate to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, but only after the payment of (i) debt service, (ii) a priority return to the Partnership and (iii) certain other priorities as defined in the Management Agreement. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the Management Agreement, the Partnership paid deferred base management fees of $872,000, $627,000 and $515,000 for fiscal years ended December 31, 1998, 1997 and 1996, respectively. Deferred base management fees do not accrue interest. As of December 31, 1998, there were no deferred base management fees. As of December 31, 1997, cumulative deferred base management fees totaled $872,000.

In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined in the Management Agreement (20% in any year in which Operating Profit is equal to or greater than $23.5 million). The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. Of this amount, the Partnership retains an additional 50% of the excess cash flow, up to 5% of its invested capital. Thereafter, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. For the year ended December 31, 1998, $4.7 million in incentive management fees was earned, of which $400,000 was paid. In each of the years ended December 31, 1997 and December 31, 1996, $3.4 million in incentive management fees were earned and deferred. As of December 31, 1998 and 1997, deferred incentive management fees were $27.0 million and $22.7 million, respectively.

Competition

The extended-stay lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. In 1999, it is expected that Residence Inn will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new extended-stay brands and growth of existing brands including Homewood Suites, Hawthorne Suites, Summerfield Suites, Staybridge by Holiday Inn and Hilton Residential Suites.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1998, the increase in average suite rates of Residence Inns exceeded inflationary costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

Year 2000 Issues

Year 2000 issues have arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

Host Marriott has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms, and Host Marriott has not delayed any systems projects due to the Year 2000 issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and, therefore, not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, Host Marriott has not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's Management Agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its Management Agreement. The Management Agreement generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with MII, the parent of the Manager of the Partnership's Hotels. Due to the significance of MII to the Partnership's business, a detailed description of MII's state of readiness follows.

MII has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii)
Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

MII has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by MII's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by MII's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. MII is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of December 31, 1998, the Awareness and Inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement and Testing phases were each over 95 percent complete, and Compliance Validation had been completed for nearly half of key systems, with most of the remaining work in its final stage. BIS and Building Systems, Assessment and Planning are nearly complete. Remediation/Replacement and Testing are 20% complete for BIS, and MII is on track for completion of initial Testing of Building Systems by the end of first quarter 1999. Compliance Validation is in progress of both BIS and Building Systems. MII remains on target for substantial completion of Remediation/Replacement and Testing for System Critical BIS and Building Systems by June 1999 and September 1999, respectively. Quality Assurance is in progress for IT Applications, BIS and Building Systems.

Year 2000 compliance communications with MII's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. MII's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or MII to achieve timely Year 2000 compliance for their products.

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties such as: (i) whether significant third parties, properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
Page

Marriott Residence Inn Limited Partnership Financial Statements:

     Report of Independent Public Accountants.......................  18

     Statement of Operations........................................  19

     Balance Sheet..................................................  20

     Statement of Changes in Partners' Capital......................  21

     Statement of Cash Flows........................................  22

     Notes to Financial Statements..................................  23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Marriott Residence Inn Limited Partnership (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Partnership has given retroactive effect to the change to include property-level sales and operating expenses of its Inns in the statement of operations.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                               ARTHUR ANDERSEN LLP



Washington, D.C.
February 26, 1999

                             STATEMENT OF OPERATIONS
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1998, 1997 and 1996
                     (in thousands, except per Unit amounts)



                                                        1998           1997            1996
                                                    -----------     -----------    --------
REVENUES
   Suites...........................................$    63,105     $    59,082    $    58,019
   Other operating departments......................      3,030           3,005          2,805
                                                    -----------     -----------    -----------
       Total Inn Revenues...........................     66,135          62,087         60,824
                                                    -----------     -----------    -----------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites.........................................     13,543          12,603         11,756
     Other department costs and expenses............      1,447           1,152          1,024
     Selling, administrative and other..............     16,802          15,290         15,960
                                                    -----------     -----------    -----------
       Total Inn property-level costs and expenses..     31,792          29,045         28,740
   Depreciation.....................................      5,703           5,328          5,620
   Incentive management fee.........................      4,720           3,383          3,366
   Residence Inn system fee.........................      2,524           2,363          2,321
   Property taxes...................................      2,274           2,213          2,229
   Base management fee..............................      1,323           1,242          1,216
   Equipment rent and other.........................      1,024           1,149          1,181
                                                    -----------     -----------    -----------

                                                         49,360          44,723         44,673
                                                    -----------     -----------    -----------

OPERATING PROFIT....................................     16,775          17,364         16,151
   Interest expense.................................    (12,200)        (12,788)       (13,411)
   Interest income..................................        293             338            347
                                                    -----------     -----------    -----------

NET INCOME..........................................$     4,868     $     4,914    $     3,087
                                                    ===========     ===========    ===========

ALLOCATION OF NET INCOME
   General Partner..................................$        49     $        49    $        31
   Limited Partners.................................      4,819           4,865          3,056
                                                    -----------     -----------    -----------

                                                    $     4,868     $     4,914    $     3,087
                                                    ===========     ===========    ===========

NET INCOME PER LIMITED PARTNER UNIT
   (65,600 Units)...................................$        73     $        74    $        47
                                                    ===========     ===========    ===========
   The  accompanying  notes  are an  integral  part of these
financial statements.

                                 BALANCE SHEET
                   Marriott Residence Inn Limited Partnership
                           December 31, 1998 and 1997
                                 (in thousands)



                                                                                             1998             1997
                                                                                        -------------     --------
                                     ASSETS
Property and equipment, net..........................................................$     140,283     $     140,448
Due from Residence Inn by Marriott, Inc..............................................        2,041             2,462
Property improvement fund............................................................          223             1,160
Deferred financing costs, net of accumulated amortization............................        1,779             2,251
Cash and cash equivalents............................................................        4,027             5,650
                                                                                     -------------     -------------

                                                                                     $     148,353     $     151,971
                                                                                     =============     =============

                                           LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES

Mortgage debt......................................................................$     110,084     $     118,576
Incentive management fee due to Residence Inn by Marriott, Inc.....................       27,029            22,709
Base management fee due to Residence Inn by Marriott, Inc..........................           --               872
Accounts payable and accrued expenses..............................................        1,106             1,235
                                                                                   -------------     -------------

    Total Liabilities..............................................................      138,219           143,392
                                                                                   -------------     -------------

   PARTNERS' CAPITAL
General Partner
  Capital contribution.............................................................          663               663
  Capital distributions............................................................         (436)             (403)
  Cumulative net losses............................................................          (49)              (98)
                                                                                   -------------     -------------

                                                                                             178               162
                                                                                   -------------     -------------
Limited Partners
  Capital contribution, net of offering costs of $7,550............................       58,050            58,050
  Capital distributions............................................................      (43,233)          (39,953)
  Cumulative net losses............................................................       (4,861)           (9,680)
                                                                                   -------------     -------------

                                                                                           9,956             8,417
                                                                                    -------------     -------------

         Total Partners' Capital...................................................       10,134             8,579
                                                                                     -------------     -------------

                                                                                     $     148,353     $     151,971
                                                                                      =============     =============

              The accompanying notes are an integral part of these
                             financial statements.


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                          General           Limited
                                                                          Partner          Partners           Total

Balance, December 31, 1995.............................................$         148    $       7,055     $       7,203

     Capital distributions.............................................          (50)          (4,919)           (4,969)

     Net income........................................................           31            3,056             3,087
                                                                       -------------    -------------     -------------

Balance, December 31, 1996.............................................          129            5,192             5,321

     Capital distributions.............................................          (16)          (1,640)           (1,656)

     Net income........................................................           49            4,865             4,914
                                                                       -------------    -------------     -------------

Balance, December 31, 1997.............................................          162            8,417             8,579

     Capital distributions.............................................          (33)          (3,280)           (3,313)

     Net income........................................................           49            4,819             4,868
                                                                       -------------    -------------     -------------

Balance, December 31, 1998.............................................$         178    $       9,956     $      10,134
                                                                       =============    =============     =============
The accompanying notes are an integral part of these
                             financial statements.



                             STATEMENT OF CASH FLOWS
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                                 1998           1997            1996
                                                                             -----------     -----------    -----------
OPERATING ACTIVITIES
   Net income................................................................$     4,868     $     4,914    $     3,087
   Noncash items:
     Depreciation............................................................      5,703           5,328          5,620
     Incentive management fee due to Residence Inn by Marriott, Inc..........      4,320           3,383          3,366
     Amortization of deferred financing costs as interest....................        472             472            473
     Gain on dispositions of property and equipment..........................         --              --            (10)
   Changes in operating accounts:
     Due to (from) Residence Inn by Marriott, Inc............................        421              --         (1,133)
     Accounts payable and accrued expenses...................................       (129)           (753)           (68)
     Repayment of base management fee due to
       Residence Inn by Marriott, Inc........................................       (872)           (627)          (515)
                                                                             -----------     -----------    -----------

           Cash provided by operating activities.............................     14,783          12,717         10,820
                                                                             -----------     -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment.......................................     (5,538)         (5,504)        (3,561)
   Change in property improvement fund.......................................        937           1,607            379
                                                                             -----------     -----------    -----------

           Cash used in investing activities.................................     (4,601)         (3,897)        (3,182)
                                                                             -----------     -----------    -----------

FINANCING ACTIVITIES
   Principal payments on mortgage debt.......................................     (8,492)         (4,943)        (6,304)
   Capital distributions to partners.........................................     (3,313)         (1,656)        (4,969)
   Payment of financing costs................................................         --              --           (207)
                                                                             -----------     -----------    -----------

           Cash used in financing activities.................................    (11,805)         (6,599)       (11,480)
                                                                             -----------     -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............................     (1,623)          2,221         (3,842)

CASH AND CASH EQUIVALENTS at beginning of year...............................      5,650           3,429          7,271
                                                                             -----------     -----------    -----------

CASH AND CASH EQUIVALENTS at end of year.....................................$     4,027     $     5,650    $     3,429
                                                                             ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash paid for interest............................................$    11,805     $    12,354    $    12,992
                                                                             ===========     ===========    ===========
The accompanying notes are an integral part of these
                             financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                   Marriott Residence Inn Limited Partnership
                           December 31, 1998 and 1997


NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed March 29, 1988 to acquire, own and operate 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States: four in Ohio, three in California, three in Georgia, two in Missouri and one in each of Illinois, Colorado and Michigan, and as of December 31, 1998, have a total of 2,129 suites.

On April 17, 1998, Host Marriott, the parent of RIBM One Corporation ("RIBM One"), the sole general partner of the Partnership prior to December 22, 1998, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly-formed partnership Host Marriott LP ("Host LP").

     Prior to December 22, 1998, the sole general partner of the Partnership, with a 1% interest, was RIBM One, a wholly owned subsidiary of Host Marriott Corporation. In connection with Host Marriott Corporation's conversion to a REIT, the following steps occurred. Host Marriott Corporation formed RIBM One LLC, a Delaware single member limited liability company, having two classes of member interests (Class A - 1% economic interest, managing; Class B - 99% economic interest, non-managing). RIBM One merged into RIBM One LLC on December 22, 1998 and RIBM One ceased to exist. On December 28, 1998, Host Marriott Corporation contributed its entire interest in RIBM One LLC to Host LP, which is owned 78% by Host Marriott Corporation and 22% by outside partners. Finally on December 30, 1998, Host Marriott contributed its 99% Class B interest in RIBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is RIBM One LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing economic interest owned by Rockledge.

Between March 29, 1988 and April 22, 1988 (the "Closing Date"), 65,600 limited partnership interests (the "Units") were sold in a public offering. The offering price per Unit was $1,000. RIBM One contributed $662,627 for its 1% general partnership interest. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

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

     Capital Receipts not retained by the Partnership will generally be distributed (i) first, 99% to the limited partners and 1% to the General Partner until the partners have received cumulative distributions from all sources equal to a cumulative simple return of 12% per annum on their Net Capital Investment, as defined, and an amount equal to their contributed capital, payable only from Capital Receipts; (ii) next, if the Capital Receipts are from a sale, 100% to the General Partner until it has received 2% of the gross proceeds from the sale; and (iii) thereafter, 70% to the limited partners and 30% to the General Partner.

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

Revenues and Expenses

     Revenues primarily represent the gross sales generated by the Partnership's Inns.

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

The Partnership has considered the impact of EITF 97-2 on its financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Inns in its statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying statement of operations. Application of EITF 97-2 to the financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $31.8 million, $29.0 million and $28.7 million, respectively, and had no impact on operating profit or net income.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                  Land and improvements                        40 years
                  Buildings and improvements                   40 years
                  Furniture and equipment                 3 to 10 years

All property and equipment is pledged as security for the mortgage debt described in Note 5.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual property basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. No such adjustment was needed as of December 31, 1998 or December 31, 1997.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the partners. Significant differences exist between the net income or loss for financial reporting purposes and the net income or loss reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of base and incentive management fees. As a result of these differences, the Partnership's net assets reported in the accompanying financial statements exceed the tax basis of such net assets at December 31, 1998 and 1997 by $20,443,702 and $17,448,000, respectively.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with the mortgage debt refinancing totaling $3,298,000. These costs are being amortized using the straight-line method, which approximates the effective interest method, over the seven year term of the loan. At December 31, 1998 and 1997, accumulated amortization of deferred financing costs totaled $1,519,000 and $1,047,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to prior year financial statements to conform to the 1998 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                            1998              1997
                                      -------------    --------------

Land and improvements.................$      46,441    $       46,441
Buildings and improvements............      115,892           114,458
Furniture and equipment...............       42,409            39,540
Construction in progress..............        1,235                --
                                      -------------    --------------
                                            205,977           200,439

Less accumulated depreciation.........      (65,694)          (59,991)
                                      -------------    --------------

                                      $     140,283    $      140,448
                                      =============    ==============


NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair value of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                      As of December 31, 1998          As of December 31, 1997

                                                   -----------------------------    --------------------------
                                                                     Estimated                        Estimated
                                                     Carrying          Fair           Carrying          Fair
                                                      Amount           Value           Amount           Value

Mortgage debt......................................$     110,084  $      117,500    $     118,576  $     124,500
Incentive management fee due to Residence
   Inn by Marriott, Inc............................$      27,029  $        2,980    $      22,709  $       2,200
Base management fee due to Residence
   Inn by Marriott, Inc............................$          --  $           --    $         872  $         700

The estimated fair value of debt obligations is based on the expected future debt service payments discounted at risk adjusted rates. Base and incentive management fees payable are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 5.  MORTGAGE DEBT

The Partnership's mortgage debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at a fixed rate of 8.6% and a $30 million note (the "Second Mortgage") which bears interest at a fixed rate of 15.25% for a blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly amortization of principal and mature on September 30, 2002. In addition to the required monthly amortization, during each of the four years from 1996 through 1999, the Partnership is required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively. The weighted-average interest rate for the years ended December 31, 1998 and 1997 was 10.13%. During 1998 and 1997, the Partnership made payments of $5,538,000 and $4,431,000 on the Senior Mortgage and $2,954,000 and $512,000 on the Second Mortgage, respectively. At December 31, 1998, the outstanding principal balance of the Senior Mortgage was $85,154,000 and the outstanding principal balance of the Second Mortgage was $24,930,000. At December 31, 1997, the outstanding principal balance of the Senior Mortgage was $90,692,000 and the outstanding principal balance of the Second Mortgage was $27,884,000.

/Both the Senior Mortgage and the Second Mortgage are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the management agreement.

Principal amortization of the Senior and Second Mortgages at December 31, 1998 is as follows (in thousands):

                           1999......................$       6,402
                           2000......................        5,026
                           2001......................        5,569
                           2002......................       93,087
                                                     -------------
                                                     $     110,084


NOTE 6.  MANAGEMENT AGREEMENT

The Manager operates the Inns pursuant to a long-term management agreement with an initial term expiring December 28, 2007. The Manager has the option to extend the agreement on one or more of the Inns for up to five 10-year terms. The Manager earns a base management fee equal to 2% of gross sales. Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, as defined. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the management agreement, the Partnership paid deferred base management fees of $872,000, $627,000 and $515,000 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. Through December 31, 1998, $400,000 in incentive management fees have been paid to the Manager.

     The management agreement also provides for a Residence Inn system fee equal to 4% of suite sales. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of suite sales to the marketing fund. For the years ended December 31, 1998, 1997 and 1996, the Partnership paid a Residence Inn system fee of $2,524,000, $2,363,000 and $2,321,000, respectively reimbursed the Manager for $1,318,000, $1,051,000 and $1,031,000, respectively of Chain Services and contributed $1,578,000, $1,477,000 and $1,450,000 to the marketing fund, respectively. In addition, the Inns participate in MII's Marriott's Rewards Program ("MRP"). Residence Inns began participating in MRP in 1998. The costs of this program are charged to all hotels in the full-service. Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. MRP costs charged to the Partnership under the Management Agreement were $117,000 in 1998.

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1998 and 1997, $775,000 has been advanced to the Manager for working capital.

     The management agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment ("FF&E"). Contributions to the property improvement fund are equal to 6% of gross revenues of each Inn in 1998 and 5% in 1997 and 1996. Contributions to the property improvement fund for 1998, 1997 and 1996 were $3,968,000, $3,104,000 and $3,041,000, respectively. Based on capital budgets, the Partnership's property improvement fund was forecasted to be insufficient beginning in 1998. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Inns in the next several years. As a result of this expected future shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Inns. 1996 cash distributions to the partners were net of this reserve. To minimize the shortfall, the Partnership increased the contribution rate from 5% to 6% in 1998 and then reduced the rate to 5.5% for 1999. In the first quarter of 1999, the Partnership provided a loan to the property improvement fund of $1,450,000 for 1998 that will earn interest at the rate of Prime plus one percent and will be repaid over a five-year period from operating cash flow. Under the terms of the loan agreement, the debt service payments are subordinate to the mortgage debt and are included as a deduction in determining the incentive management fee paid to the Manager. An additional $1,200,000 loan will be provided for 1999 that will earn interest at the rate of Prime plus one percent and will be repaid from the property improvement fund. The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and is working with the Manager to address the long term operational and capital needs of the Partnership.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND
                             FINANCIAL DISCLOSURE.

None.


                                                        PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no managers or officers. The business and policy making functions of the Partnership are carried out through the managers and executive officers of RIBM One LLC, the General Partner, who are listed below:

                                                                        Age at
Name                      Current Position                     December 31, 1998

Robert E. Parsons         President and Manager                               43
Christopher G. Townsend   Executive Vice President, Secretary and Manager     51
W. Edward Walter          Treasurer                                           43
Earla L. Stowe            Vice President                                      37

Business Experience

     Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott. He also serves as a director, manager and officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President -Acquisitions and in 1998 was made Treasurer of Host Marriott. He also serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in 1996. Ms.
Stowe was promoted to Senior Director - Corporate Accounting in 1998.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no managers or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and managers of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1998, 1997 and 1996, the Partnership reimbursed Host Marriott or its subsidiaries $229,000, $157,000 and $218,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13, "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of December 31, 1998, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host LP, MII and their respective affiliates own 80 limited partnership units as of December 31, 1998.

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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 2% of gross sales from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite sales from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). During 1998, 1997 and 1996, respectively, the Partnership paid a Residence Inn system fee of $2,524,000, $2,363,000 and $2,321,000. See "Deferral Provisions" for a
discussion of the payment of base and incentive management fees. Deferral Provisions

Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees are payable from operating cash flow, as defined, but only after payment of debt service and the Partnership's 10% priority return. Beginning in 1991 and thereafter, base management fees are paid currently. For the years ended December 31, 1998, 1997 and 1996, respectively, the Partnership paid current base management fees of $1,323,000, $1,242,000 and $1,216,000. During 1998, 1997 and 1996, $872,000,
$627,000 and $515,000, respectively, of deferred base management fees were repaid. Deferred base management fees as of December 31, 1997 were $872,000. There were no deferred base management fees at December 31, 1998.

The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. After the cash flow retained by the Partnership reaches 5% of invested capital plus any owner funded capital improvements, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. Through December 31, 1998, $400,000 in incentive management fees were paid to the Manager. During
1998, incentive management fees were $4.7 million of which $4.3 million were deferred. During 1997 and 1996, $3.4 million of incentive management fees were deferred. Deferred incentive management fees were $27.0 million and $22.7 million as of December 31, 1998 and 1997, respectively.

Chain Services, Marketing Fund and Marriott's Rewards Program

The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of gross suite sales to the marketing fund. For the years ended December 31, 1998, 1997 and 1996, the Partnership reimbursed the Manager for $1,318,000, $1,051,000 and $1,031,000 of Chain Services and contributed $1,578,000, $1,477,000 and $1,450,000 to the marketing fund, respectively. In addition, the Inns participate in MII's Marriott's Rewards Program ("MRP). Residence Inns began participating in MRP in 1998. The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. MRP costs charged to the Partnership under the Management Agreement were $117,000 in 1998. Chain Services, contributions to the marketing fund and MRP costs are included in selling, administrative and other expenses detailed in the Statement of Operations.

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of inventories, trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1998 and 1997, $775,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying balance sheet (see Item 8).

Property Improvement Fund

The Management Agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment. For the year ended December 31, 1998, contributions to the property improvement fund were equal to 6% of gross sales of each Inn. For the years ended December 31, 1997 and 1996, contributions to the property improvement fund were equal to 5% of gross sales of each Inn. Contributions to the property improvement fund during the fiscal years ended December 31, 1998, 1997 and 1996 were $3,968,000, $3,104,000 and $3,041,000, respectively.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and its subsidiaries under the Management Agreement for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                       1998            1997           1996
                                    -----------    -----------    --------
Residence Inn system fee............$     2,524    $     2,363    $     2,321
Marketing fund contribution.........      1,578          1,477          1,450
Base management fee.................      1,323          1,242          1,216
Chain services......................      1,318          1,051          1,031
Deferred base management fee........        872            627            515
Incentive management fee............        400             --             --
MRP costs...........................        117             --             --
                                    -----------    -----------    -----------

                                    $     8,132    $     6,760    $     6,533
                                    ===========    ===========    ============

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries, including the General Partner, for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                           1998            1997           1996
                                        -----------    -----------    ----------
Administrative expenses reimbursed......$       229    $       157    $    218
Cash distributions......................         33             16          50
                                        -----------    -----------    ----------
                                        $       262    $       173    $    268
                                        ===========    ===========    ==========

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

                  (3)    Exhibits

                            Exhibit
 Number                               Description                         Page
-----------      ------------------------------------------------------ --------

  * 3.1          Amended and Restated Agreement of Limited  Partnership   N/A
                 of Marriott  Residence Inn Limited  Partnership by and
                 among   RIBM  One   Corporation   (General   Partner),
                 Christopher   G.  Townsend   (Organizational   Limited
                 Partner), and Limited Partners dated March 29, 1988.

   3.2           First  Amendment to Amended and Restated  Agreement of    39
                 Limited Partnership of Marriott Residence Inn Limited Partnership, dated December 28, 1998.


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


-------------------------------

                * Incorporated by reference to the Partnership's previously filed documents.

              (b)   Reports on Form 8-K

                    A Form 8-k was filed with the Securities and Exchange Commission ("SEC") on October 9, 1998. This filing, Item 5-Other Events, discloses that the General Partner sent a letter dated October 1, 1998 to inform the limited partners that the proposed Consolidation to form a new REIT focused on limited service hotels is no longer being pursued. In addition, the letter informs the limited partners that, to date, there have been no acceptable offers from third parties to purchase the Partnership's hotels. A copy of the letter was included as an Item7-Exhibit in this Form 8-K filing.

                    A Form  8-K was  filed  with  the  Securities  and  Exchange
                    Commission on November 30,1998. In this filing, Item 5 - Other Events discloses that on June 11, 1998, August 24, 1998 and November 24, 1998 the General Partner sent to the Limited Partners of the Partnership a letter that accompanied the Partnership's Quarterly Reports on Form 10-Q. Each letter disclosed the quarterly activities of the Partnership. Copies of these letters were included as Item 7
                    - Exhibits in this Form 8-K filing.

                                  SCHEDULE III
                                   Page 1 of 2
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (in thousands)




                                            Initial Costs
                                      ------------------------
                                          Land                     Subsequent
                                           and     Building and        Costs

     Description           Debt       Improvements   Improvements  Capitalized
--------------------     ---------    -------------  ------------ --------------
La Jolla                 $  19,376    $    11,579  $    14,462     $   1,156
Long Beach                  10,679          7,167       11,455           677
St. Louis Galleria           9,247          1,989        5,010         1,730
Boulder                      8,587          1,451        6,686           512
Costa Mesa                   8,146          3,678        6,955           441
Atlanta Buckhead             7,706          3,894        5,519           668
Atlanta Cumberland           7,045          4,099        4,627           381
Atlanta Dunwoody             7,045          2,116        7,387           670
Chicago Lombard              6,825          3,665        5,746           372
Southfield                   6,715          2,031        8,195           723
Cincinnati North             4,844          1,183        9,587           584
St. Louis Chesterfield       4,624          1,539        5,372           614
Other properties, each
   less than 5% of total     9,245          2,007       14,553         1,853
                          ---------    -----------  -----------     ---------

                         $ 110,084    $    46,398  $   105,554     $  10,381
                         =========    ===========  ===========     =========




                            Gross Amount at December 31, 1998
                         ------------------------------------
                                Land                                            Date of
                                 and      Building and             Accumulated  Completion of  Date

                         Improvements     Improvements  Total      Depreciation                         Depreciation
                               -------------                                     Construction  Acquired     Life
La Jolla                 $    11,580    $    15,617    $27,197  $     4,479        1986        1988      40 years
Long Beach                     7,234         12,065     19,299        3,318        1987        1988      40 years
St. Louis Galleria             2,014          6,715      8,729        1,851        1986        1988      40 years
Boulder                        1,451          7,198      8,649        1,978        1986        1988      40 years
Costa Mesa                     3,678          7,396     11,074        2,055        1986        1988      40 years
Atlanta Buckhead               3,903          6,178     10,081        1,821        1987        1988      40 years
Atlanta Cumberland             4,099          5,008      9,107        1,477        1987        1988      40 years
Atlanta Dunwoody               2,116          8,057     10,173        2,291        1984        1988      40 years
Chicago Lombard                3,665          6,118      9,783        1,762        1987        1988      40 years
Southfield                     2,031          8,918     10,949        2,582        1986        1988      40 years
Cincinnati North               1,183         10,171     11,354        2,866        1985        1988      40 years
St. Louis Chesterfield         1,543          5,982      7,525       1,662        1986        1988      40 years
Other properties, each
   less than 5% of total       1,944         16,469     18,413       5,091      1985-1987     1988      40 years
                          -----------    -----------     ------  -----------

                         $    46,441    $   115,892   $162,333 $   $33,233
                         ===========    ===========     ========  =========

                                  SCHEDULE III
                                   Page 2 of 2
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (in thousands)


Notes:
                                                      1996           1997           1998
                                                  -----------    -----------     -------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year.................$   158,281    $   159,033     $   160,899
     Capital Expenditures.........................        752          1,866           1,434
     Dispositions.................................         --             --              --
                                                  -----------    -----------     -----------
     Balance at end of year.......................$   159,033    $   160,899     $   162,333
                                                  ===========    ===========     ===========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year.................$    22,544    $    26,140     $    29,640
     Depreciation.................................      3,596          3,500           3,593
                                                  -----------    -----------     -----------
     Balance at end of year.......................$    26,140    $    29,640     $    33,233
                                                  ===========    ===========     ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $160.6 million at December 31, 1998.

(d)  The debt  balance is $110.1  million as of December  31, 1998 and  includes
     $85.2 million of Senior  Mortgage Debt and $24.9 million of Second Mortgage
     Debt.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st of March, 1999.


                                                     MARRIOTT RESIDENCE INN
                                                     LIMITED PARTNERSHIP

                                                     By:      RIBM ONE LLC
                                                              General Partner




                                                              /s/ Earla L. Stowe
                                                              Earla L. Stowe
                                                              Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                        Title
                                 (RIBM ONE LLC)

/s/ Robert E. Parsons, Jr.       President and Manager
Robert E. Parsons, Jr.


/s/ Christopher G. Townsend      Executive Vice President, Secretary and Manager
Christopher G. Townsend


/s/ W. Edward Walter             Treasurer
W. Edward Walter


/s/ Earla L. Stowe               Vice President
Earla L. Stowe

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st of March, 1999.


                                                     MARRIOTT RESIDENCE INN
                                                     LIMITED PARTNERSHIP

                                                     By:      RIBM ONE LLC
                                                              General Partner





                                                              Earla L. Stowe
                                                              Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                                                     Title
                                                              (RIBM ONE LLC)


Robert E. Parsons, Jr.President and Manager



Christopher G. TownsendExecutive Vice President, Secretary and Manager



W. Edward WalterTreasurer



Earla L. StoweVice President