Form 10-Q
period 1999-03-26
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1999-05-06
CIK 829092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 033-20022


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                Delaware                             52-1558094
------------------------------------   ---------------------------------------
       (State of Organization)         (I.R.S. Employer Identification Number)

  10400 Fernwood Road, Bethesda, MD                   20817-1109
  -----------------------------------  ---------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

================================================================================
================================================================================

================================================================================
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Statement of Operations
            Twelve Weeks Ended March 26, 1999 and March 27, 1998 (Unaudited)..1

         Condensed Balance Sheet
            March 26, 1999 (Unaudited) and December 31, 1998..................2

         Condensed Statement of Cash Flows
            Twelve Weeks Ended March 26, 1999 and March 27, 1998 (Unaudited)..3

         Notes to Condensed Financial Statements (Unaudited)..................4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........9


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                (in thousands, except Unit and per Unit amounts)



                                                                                          Twelve Weeks Ended
                                                                                      March 26,           March 27,
                                                                                        1999              1998
                                                                                    -------------    ---------
REVENUES
   Inn revenues
     Suites.........................................................................$      14,341    $       13,956
     Other..........................................................................          694               696
                                                                                    -------------    --------------
       Total Inn revenues...........................................................       15,035            14,652
                                                                                    -------------    --------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites.........................................................................        3,177             2,890
     Other department costs and expenses............................................          382               335
     Selling, administrative and other..............................................        3,532             3,870
                                                                                    -------------    --------------
       Total Inn property-level costs and expenses..................................        7,091             7,095
   Depreciation.....................................................................        1,271             1,190
   Incentive management fee.........................................................        1,068               808
   Residence Inn system fee.........................................................          574               558
   Property taxes...................................................................          529               499
   Base management fee..............................................................          301               293
   Equipment rent and other.........................................................          448               168
                                                                                    -------------    --------------
                                                                                           11,282            10,611
                                                                                    -------------    --------------

OPERATING PROFIT....................................................................        3,753             4,041
   Interest expense.................................................................       (2,750)           (3,009)
   Interest income..................................................................           34                56
                                                                                    -------------    --------------

NET INCOME..........................................................................$       1,037    $        1,088
                                                                                    =============    ==============

ALLOCATION OF NET INCOME
   General Partner..................................................................$          10    $           11
   Limited Partners.................................................................        1,027             1,077
                                                                                    -------------    --------------
                                                                                    $       1,037    $        1,088
                                                                                    =============    ==============

NET INCOME PER LIMITED PARTNER UNIT
   (65,600 Units)...................................................................$          16    $           16
                                                                                    =============    ==============


                  See Notes to Condensed Financial Statements.


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                    March 26,      December 31,
                                                                                      1999               1998
                                                                                   (Unaudited)

                                     ASSETS
   Property and equipment, net....................................................$     140,074            $140,283
   Due from Residence Inn by Marriott, Inc........................................        2,564               2,041
   Deferred financing costs, net of accumulated amortization......................        1,670               1,779
   Property improvement fund......................................................        1,446                 223
   Cash and cash equivalents......................................................        3,419               4,027
                                                                                  -------------    ----------------

                                                                                  $     149,173    $        148,353
                                                                                  =============    ================

                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
   Mortgage debt..................................................................$     109,032    $        110,084
   Incentive management fee due to Residence Inn by Marriott, Inc.................       27,957              27,029
   Accounts payable and accrued expenses..........................................        1,013               1,106
                                                                                  -------------    ----------------

         Total Liabilities........................................................      138,002             138,219
                                                                                  -------------    ----------------

PARTNERS' CAPITAL
   General Partner................................................................          188                 178
   Limited Partners...............................................................       10,983               9,956
                                                                                  -------------    ----------------

         Total Partners' Capital..................................................       11,171              10,134
                                                                                  -------------    ----------------

                                                                                  $     149,173    $        148,353
                                                                                  =============    ================














                  See Notes to Condensed Financial Statements.


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                                         Twelve Weeks Ended
                                                                                      March 26,         March 27,
                                                                                        1999              1998
                                                                                    -------------    ---------

OPERATING ACTIVITIES
   Net income.......................................................................$       1,037    $        1,088
   Noncash items....................................................................        2,308             1,780
   Changes in operating accounts....................................................         (616)             (170)
                                                                                    --------------   --------------

         Cash provided by operating activities......................................        2,729             2,698
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Change in property improvement fund..............................................       (1,223)             (407)
   Additions to property and equipment..............................................       (1,062)             (346)
                                                                                    -------------    --------------

         Cash used in investing activities..........................................       (2,285)             (753)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Principal payments on mortgage debt..............................................       (1,052)             (818)
   Capital distributions to partners................................................           --            (3,313)
                                                                                    -------------    --------------

         Cash used in financing activities..........................................       (1,052)           (4,131)
                                                                                    -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS...............................................         (608)           (2,186)

CASH AND CASH EQUIVALENTS, at beginning of period...................................        4,027             5,650
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS, at end of period.........................................$       3,419    $        3,464
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for mortgage interest............................................$       2,772    $        3,006
                                                                                    =============    ==============










                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed financial statements have been prepared by Marriott Residence Inn Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998.

       In the opinion of the Partnership, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 26, 1999, and the results of operations and cash flows for the twelve weeks ended March 26, 1999 and March 27, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

       For financial reporting purposes, the net income of the Partnership is allocated 99% to the limited partners and 1% to RIBM One LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for Federal income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of incentive management fee expense.

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

       The Partnership considered the impact of EITF 97-2 on its condensed financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Inns in its condensed statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed statement of operations. Application of EITF 97-2 to the condensed financial statements for the twelve weeks ended March 26, 1999 and March 27, 1998, increased both revenues and operating expenses by $7.1 million and had no impact on operating profit or net income.

3. Certain reclassifications were made to prior year financial statements to conform to the 1999 presentation.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this form 10-Q include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Exchange Act of 1934 contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions what will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively;
(iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Partnership revenues for first quarter 1999 increased $383,000 to $15.0 million from $14.7 million for first quarter 1998. This increase was achieved primarily through an increase in Inn revenue per available room ("REVPAR"), which represents the combination of the combined average daily suite rate charged and the combined average daily occupancy achieved, and is a commonly used indicator of Inn performance. REVPAR does not include other ancillary revenues generated by the Inns. REVPAR increased slightly for first quarter 1999 primarily due to a slight increase in combined average room rate from $95.40 for first quarter 1998 to $96.01 for first quarter 1999 along with an increase in combined average occupancy of one percentage point from 81.8% for the first quarter 1998 to 82.8% for the first quarter 1999. As a result, combined average suite sales for first quarter 1999 increased 2% to $14.3 million from $14.0 million in first quarter 1998.

Operating Costs and Expenses. Operating costs and expenses increased to $11.3 million for first quarter 1999 from $10.6 million for first quarter 1998 primarily due to an increase in incentive management fee. As a percentage of Inn revenues, operating costs and expenses were 75% and 72% of revenues for first quarter 1999 and 1998, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $288,000 to $3.8 million, or 25% of revenues, for first quarter 1999 from $4.0 million, or 28% of revenues, for first quarter 1998.

Interest Expense. Interest expense decreased $259,000 to $2.8 million for first quarter 1999 from $3.0 million for first quarter 1998 due to principal amortization of the Senior and Second Mortgages.

Net Income. Net income for first quarter 1999 decreased $51,000 to $1.0 million, or 6.9% of revenues, from $1.1 million, or 7.4% of revenues, for first quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at a majority of the Partnership's Inns. The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and is working with the Manager to address long term operational and capital needs of the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the limited partners. Cash provided by operating activities remained stable at $2.7 million for first quarter 1999 and first quarter 1998.

Cash used in investing activities was $2.3 million and $753,000 for first quarter 1999 and 1998, respectively. The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $828,000 and $733,000 for the first quarter 1999 and first quarter 1998 respectively, while capital expenditures were $1.1 million and $346,000, respectively, during these same periods. The Partnership advanced $1.5 million to the property improvement fund during first quarter 1999 to cover the 1998 shortfall.

Cash used in financing activities was $1.1 million and $4.1 million for first quarter 1999 and first quarter 1998, respectively. The Partnership's cash used in financing activities primarily consists of capital distributions to partners and the repayment of mortgage debt. In the first quarter 1998, the Partnership distributed $3.3 million to the partners from 1997 operations. There were no distributions to the partners in first quarter 1999.

Strategy for Liquidity

The General Partner is continuing to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. While the General Partner can make no assurances as to the outcome of their efforts, the General Partner continues to work with Merrill Lynch who is acting as an advisor in this regard.

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

     Host Marriott Corporation ("Host Marriott") has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Inns. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

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

     Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, Host Marriott has not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Inns. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

     Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with Marriott International, Inc. ("MII"), the parent of the Manager of the Partnership's Inns. Due to the significance of MII to the Partnership's business, a detailed description of MII's state of readiness follows.


MII has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each affected system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii)
Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing an internal audit team to review significant projects for adherence to quality standards and program methodology.

     MII has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology ("IT Applications") -- enterprise-wide systems supported by MII's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by MII's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. MII is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures ("System Criticality").

     MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of March 26, 1999, the Awareness and Inventory phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Assessment and Planning phases were complete and Remediation/Replacement and Testing phases were 95% complete. Compliance Validation has been completed for approximately 75% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning are substantially complete. For BIS, Remediation/Replacement is substantially complete and Testing is in progress. MII is on track for completion of Remediation/Replacement and Testing of Building Systems for September of 1999. Compliance Validation is in progress for both BIS and Building Systems. Implementation and Quality Assurance is in progress for IT Applications, BIS and Building Systems.

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

     Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties such as:
(i) whether significant third parties, properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation  systems  generally,  loss of utility  and/or  telecommunications services, the loss or distortion of hotel and inn reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 26, 1999, all of the Partnership's debt is fixed rate.

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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc., Host Marriott, various of their subsidiaries, J.W.
Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership filed by the plaintiff's lawyers in the same court involves similar allegations against the defendants, and has been certified as a class action. On March 18, 1999, two of the Partnership's limited partners filed a class action petition in intervention seeking to convert that portion of the lawsuit relating to the Partnership into a class action. The court has not yet ruled on this petition. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         None.

b. Reports on Form 8-K:

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MARRIOTT RESIDENCE INN
                                                     LIMITED PARTNERSHIP

                                                     By:      RIBM ONE LLC
                                                              General Partner


                  May 6, 1999                        By:      /s/ Earla L. Stowe
                                                              ------------------
                                                              Earla L. Stowe
                                                              Vice President