Form 10-Q
period 1999-06-18
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1999-07-30
CIK 829092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 18, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 033-20022


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

      Delaware                                            52-1558094
---------------------------------        ---------------------------------------
  (State of Organization)                (I.R.S. Employer Identification Number)
10400 Fernwood Road, Bethesda, MD                          20817-1109
---------------------------------        ---------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ____.

================================================================================
================================================================================

================================================================================
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                          PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve and Twenty-Four Weeks Ended June 18, 1999 and June 19, 1998 (Unaudited)................1

           Condensed Balance Sheet
              June 18, 1999 (Unaudited) and December 31, 1998...............................................2

           Condensed Statement of Cash Flows
              Twenty-Four Weeks ended June 18, 1999 and June 19, 1998 (Unaudited)...........................3

           Notes to Condensed Financial Statements (Unaudited)..............................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................................5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................10


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................10

Item 6.    Exhibits and Reports on Form 8-K................................................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                               Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                            June 18,        June 19,         June 18,       June 19,
                                                              1999            1998             1999           1998
                                                          -------------  -------------    --------------  --------
REVENUES
   Inn revenues
     Suites...............................................$      14,846  $      14,914    $       29,187  $      28,870
     Other................................................          710            692             1,404          1,388
                                                          -------------  -------------    --------------  -------------
       Total Inn revenues.................................       15,556         15,606            30,591         30,258
                                                          -------------  -------------    --------------  -------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites...............................................        3,184          3,077             6,361          5,967
     Other department costs and expenses..................          367            307               749            642
     Selling, administrative and other....................        3,641          3,796             7,474          7,666
                                                          -------------  -------------    --------------  -------------
       Total Inn property-level costs and expenses........        7,192          7,180            14,584         14,275
   Depreciation...........................................        1,396          1,244             2,667          2,434
   Incentive management fee...............................        1,154            885             2,222          1,693
   Residence Inn system fee...............................          593            597             1,167          1,155
   Property taxes.........................................          543            517             1,072          1,016
   Base management fee....................................          311            312               612            605
   Equipment rent and other...............................          212            398               359            566
                                                          -------------  -------------    --------------  -------------
                                                                 11,401         11,133           22,683          21,744
                                                               --------       --------       ----------        --------

OPERATING PROFIT..........................................        4,155          4,473             7,908          8,514
   Interest expense.......................................       (2,604)        (2,825)           (5,354)        (5,834)
   Interest income........................................           50             55                84            111
                                                          -------------  -------------    --------------  -------------

NET INCOME................................................$       1,601  $       1,703    $        2,638  $       2,791
                                                          =============  =============    ==============  =============

ALLOCATION OF NET INCOME
   General Partner........................................$          16  $          17    $           26  $          28
   Limited Partners.......................................        1,585          1,686             2,612          2,763
                                                          -------------  -------------    --------------  -------------

                                                                $ 1,601       $  1,703       $    2,638        $  2,791
                                                                =======       ========       ==========        ========

NET INCOME PER LIMITED
   PARTNER UNIT (65,600 Units)............................$          24  $          26    $           40  $          42
                                                          =============  =============    ==============  =============


                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                         June 18,       December 31,
                                                                                           1999              1998
                                                                                        (unaudited)

                                     ASSETS
   Property and equipment, net........................................................$     139,993     $       140,283
   Due from Residence Inn by Marriott, Inc............................................        2,662               2,041
   Deferred financing costs, net of accumulated amortization..........................        1,561               1,779
   Property improvement fund..........................................................        2,025                 223
   Cash and cash equivalents..........................................................        3,985               4,027
                                                                                      -------------     ---------------

                                                                                        $   150,226     $     148,353
                                                                                        ===========     =============

                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
   Mortgage debt......................................................................$     107,953     $       110,084
   Incentive management fees due to Residence Inn by Marriott, Inc....................       28,797              27,029
   Accounts payable and accrued expenses..............................................          704               1,106
                                                                                      -------------     ---------------

         Total Liabilities............................................................      137,454             138,219
                                                                                      -------------     ---------------

PARTNERS' CAPITAL
   General Partner....................................................................          204               178
   Limited Partners...................................................................       12,568            9,956
                                                                                         ----------       ----------

         Total Partners' Capital......................................................       12,772              10,134
                                                                                      -------------     ---------------

                                                                                        $   150,226     $     148,353
                                                                                        ===========     =============














                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                             Twenty-Four Weeks Ended
                                                                                           June 18,         June 19,
                                                                                             1999             1998
                                                                                        -------------     --------

OPERATING ACTIVITIES
   Net income...........................................................................$       2,638     $       2,791
   Noncash items........................................................................        4,653             3,325
   Changes in operating accounts........................................................       (1,023)             (533)
                                                                                        -------------     -------------

         Cash provided by operating activities..........................................        6,268             5,583
                                                                                        -------------     -------------

INVESTING ACTIVITIES
   Additions to property and equipment..................................................       (2,377)             (865)
   Change in property improvement fund..................................................       (1,802)             (684)
                                                                                        -------------     -------------

         Cash used in investing activities..............................................       (4,179)           (1,549)
                                                                                        -------------     -------------

FINANCING ACTIVITIES
   Repayment of mortgage debt...........................................................       (2,131)           (1,656)
   Capital distributions to partners....................................................           --            (3,313)
                                                                                        -------------     -------------

         Cash used in financing activities..............................................       (2,131)           (4,969)
                                                                                        -------------     -------------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................          (42)             (935)

CASH AND CASH EQUIVALENTS at beginning of period........................................        4,027             5,650
                                                                                        -------------     -------------

CASH AND CASH EQUIVALENTS at end of period..............................................$       3,985     $       4,715
                                                                                        =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest......................................................$       5,518     $       5,993
                                                                                        =============     =============










                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     The accompanying unaudited, condensed, interim financial statements have been prepared by Marriott Residence Inn Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally
     accepted  accounting   principles  have  been  condensed  or  omitted.  The
     Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed, interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of the Partnership, the accompanying unaudited, condensed, interim financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 18, 1999, the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 and the cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

     Certain reclassifications were made to prior year unaudited, condensed, interim financial statements to conform to the 1999 presentation.

2.   Revenues

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

     The Partnership considered the impact of EITF 97-2 on its condensed financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Inns in its condensed statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed statement of operations. Application of EITF 97-2 to the condensed financial statements for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 increased both revenues and operating expenses by approximately $7.2 million and $14.6 million and $7.2 million and $14.3 million, respectively, and had no impact on operating profit or net income.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

First Two Quarters of 1999 Compared to First Two Quarters of 1998

Revenues. Partnership revenues increased $333,000, or 1%, to $30.6 million. This increase was achieved primarily through an increase in Inn revenue per available room ("REVPAR"). REVPAR represents the combination of the combined average daily suite rate charged and the combined average daily occupancy achieved. REVPAR increased 1% primarily due to a 1% increase in the combined average suite rate from $96 for the first two quarters 1998 to $97 for the first two quarters 1999. The 1% increase in the combined average suite rate was partially offset by a slight decrease in occupancy.

Operating Costs and Expenses. Operating costs and expenses increased $939,000, or 4%, to $22.7 million. The increase was due primarily to a $529,000, or 31%, increase in incentive management fee, a $309,000 increase in property-level costs and expenses and a $233,000, or 10%, increase in depreciation expense. The incentive management fee ("IMF") earned by the Manager is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million. The Manager earns an IMF equal to 20% of Operating Profit, whenever Operating Profit is equal to or exceeds $23.5 million. The IMF was calculated as 15% of Operating Profit for the first two quarters 1998 based upon the expectation at June 19, 1998, that full-year 1998 Operating Profit would not meet the $23.5 million threshold. This compares to an IMF calculated as 20% of Operating Profit for the first two quarters 1999 based on the expectation at June 18, 1999, that full-year Operating Profit will exceed $23.5 million. Thus the increase in IMF was due to the expectation that Operating Profit will exceed the $23.5 million threshold for the full-year 1999, which resulted in a 20% IMF calculation, as opposed to 15% used during the comparable period in 1998. If full year 1999 Operating Profit falls below $23.5 million, the IMF calculation will be adjusted back to 15% of Operating Profit. Property-level costs and expenses increased primarily because of the $394,000 increase in suites expense as a result of a 6% increase in wage and benefits costs. The increase in depreciation expense was due to an increase in the average depreciable fixed assets balance of $6.3 million between the first two quarters of 1998 and 1999. As a percentage of Inn revenues, Inn operating costs and expenses were 74% and 72% of revenues for the first two quarters of 1999 and the first two quarters of 1998, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $600,000, or 7%, to $7.9 million, or 26% of revenues, from $8.5 million, or 28% of revenues.

Interest Expense. Interest expense decreased $480,000 to $5.4 million as a result of principal amortization on the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $153,000 to $2.6 million, or 9% of revenues.

Second Quarter 1999 Compared to Second Quarter 1998

Revenues. Revenues for second quarter 1999 declined slightly to $15.6 million due to a 2% decrease in REVPAR for the period. This REVPAR decrease was primarily due to a decline in the combined average occupancy of two percentage points. The combined average suite rate remained steady at $97.

Operating Costs and Expenses. Operating costs and expenses increased $268,000, or 2%, to $11.4 million for the second quarter 1999. The increase was due primarily to a $269,000, or 30%, increase in incentive management fee and a $152,000, or 12%, increase in depreciation expense. The incentive management fee was calculated as 15% of Operating Profit for the second quarter of 1998 and 20% of Operating Profit for the second quarter of 1999, based upon the expectation that Operating Profit will exceed the $23.5 million threshold for the full-year 1999. The increase in depreciation expense was due to an increase in the average depreciable fixed assets balance of $6.3 million between the first two quarters of 1998 and 1999. As a percentage of Inn revenues, Inn operating costs and expenses were 73% and 71% of revenues for the second quarter 1999 and the second quarter 1998, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $318,000, or 7%, to $4.2 million, or 27% of revenues.

Interest Expense. Interest expense decreased $221,000, or 8%, to $2.6 million due to principal amortization on the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $102,000, or 6%, to $1.6 million, or 10% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at a majority of the Partnership's Inns. To address the shortfall, the Partnership provided a $1.5 million loan to the property improvement fund in first quarter 1999 and increased the contribution rate in 1999 from 5% of gross Inn revenues to 5.5%. The Partnership expects to fund an additional $1.2 million before the end of the fiscal year. The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and is working with the Manager to address long term operational and capital needs of the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the limited partners. Cash provided by operating activities was $6.3 million for the first two quarters 1999 compared to $5.6 million for the first two quarters 1998. This $685,000 increase was due to an $872,000 payment of deferred base management fees in the first two quarters 1998 that did not recur in 1999.

The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Cash used in investing activities was $4.2 million and $1.5 million for first two quarters 1999 and 1998, respectively. Contributions to the property improvement fund were $3.1 million and $1.5 million for the first two quarters 1999 and first two quarters 1998 respectively, while capital expenditures were $1.5 million and $865,000, respectively, during these same periods. The $1.6 million increase in contributions is due to a $1.5 million loan funded by the Partnership to the property improvement fund and an increase in the contribution rate from 5% of gross Inn revenues to 5.5% in order to complete suite refurbishments at some of the Partnership's Inns, which resulted in the $600,000 increase in capital expenditures.

The Partnership's cash used in financing activities primarily consists of capital distributions to partners and the repayment of mortgage debt. Cash used in financing activities was $2.1 million and $5.0 million for the first two quarters 1999 and 1998, respectively. In the first quarter 1998, the Partnership distributed $3.3 million to the partners from 1997 operations. There were no distributions to the partners in the first two quarters of 1999. Year to date 1999, the principal portion of fixed payments on the mortgage debt increased $475,000 compared to the same period in 1998 due to decreased interest costs as a result of the $8.7 million reduction in the average debt principal balance.

Strategy for Liquidity

The General Partner is continuing to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. During second quarter 1999, an investment banking firm, acting as an advisor to the Partnership, provided financial information to a number of prospective purchasers for their review and analysis. The General Partner and the investment banking firm are working with prospective purchasers in an effort to negotiate a transaction that will provide liquidity for the Partnership while securing the highest possible value for the limited partner units; however, the General Partner can make no assurances as to the outcome of these efforts.

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

Host Marriott Corporation ("Host Marriott"), general partner of Host Marriott L.P., which owns directly and indirectly, more than 95% of the economic interest of the General Partner, including the 1% managing member interest, has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Inns. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms, and Host Marriott has not delayed any systems projects due to the Year 2000 issue. Host Marriott engaged a third party to review its Year 2000 in-house readiness and found no problems with any mission critical systems. Host Marriott believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and, therefore, not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. Host Marriott does, however, have the normal disaster recovery procedures in place should it have a systems failure.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. Host Marriott continues to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Inns. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

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

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of June 18, 1999, the Awareness, Inventory, Assessment and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95% complete. Compliance Validation had been completed for approximately 85% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is substantially complete with a target date of September 1999. For BIS, Testing and Compliance Validation are in progress. Testing is over 95% complete for Building Systems for which approximately 5% require further remediation/replacement and re-testing, and Compliance Validation is in progress. Implementation and Quality Assurance is 80% complete for IT Applications. For BIS, Implementation is substantially complete while Quality Assurance is in progress. Both Implementation and Quality Assurance are in progress for Building Systems.

Year 2000 compliance communications with MII's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. MII's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or MII to achieve timely Year 2000 compliance for their products. Where MII has not received satisfactory responses it is addressing the potential risks of failure through its contingency planning process.

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system. MII is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel and Inn reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes.
As of June 18, 1999, all of the Partnership's debt has a fixed interest rate.


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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc., Host Marriott, various of their subsidiaries, J.W.
Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited
Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership (collectively, the "Six Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Six Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") filed by the plaintiff's lawyers in the same court involves similar allegations against the defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-mentioned lawsuit, Case No. 98-CI-04092. The Courtyard II class action case is presently scheduled for trial on January 3, 2000. On March 18, 1999, two of the limited partners of the Courtyard by Marriott Limited Partnership ("Courtyard I") filed a class action petition in intervention seeking to convert that portion of the lawsuit relating to the Courtyard I into a class action. The court denied this petition on April 29, 1999. Although the Six Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Six Partnerships include an indemnity provision which requires the Six Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.


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


                                                     MARRIOTT RESIDENCE INN
                               LIMITED PARTNERSHIP

                                                     By:      RIBM ONE LLC
                                                              General Partner


         July 30, 1999                               By:      /s/ Earla L. Stowe
                                                              ------------------
                                                              Earla L. Stowe
                                                              Vice President