Form 10-Q
period 1999-09-10
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 1999-10-25
CIK 829092

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 10, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File No. 033-20022


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 Delaware                              52-1558094
---------------------------------------- --------------------------------------
      (State of Organization)            (I.R.S. Employer Identification Number)
   10400 Fernwood Road, Bethesda, MD                   20817-1109
---------------------------------------- --------------------------------------
(Address of principal executive offices)               (Zip Code)

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


                                TABLE OF CONTENTS


                                                                                                                    PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

                Condensed Statement of Operations
                  Twelve and Thirty-Six Weeks Ended
                    September 10, 1999 and September 11, 1998 (Unaudited)............................................1

                Condensed Balance Sheet
                  September 10, 1999 (Unaudited) and December 31, 1998...............................................2

                Condensed Statement of Cash Flows
                  Thirty-Six Weeks ended September 10, 1999
                    and September 11, 1998 (Unaudited)...............................................................3

                Notes to Condensed Financial Statements (Unaudited)..................................................4

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................................5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................10


                                                PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.....................................................................................10

Item 6.       Exhibits and Reports on Form 8-K......................................................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 10,    September 11,       September 10,     September 11,
                                                           1999             1998                1999              1998
                                                     ----------------  ---------------    ----------------  ---------------
REVENUES
   Inn revenues
     Suites..........................................$         16,086  $        16,095    $         45,273  $        44,965
     Other...........................................             765              715               2,169            2,103
                                                     ----------------  ---------------    ----------------  ---------------

      Total Inn revenues.............................          16,851           16,810              47,442           47,068
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites..........................................           3,360            3,333               9,721            9,300
     Other department costs and expenses.............             391              343               1,140              985
     Selling, administrative and other...............           3,742            4,062              11,216           11,728
                                                     ----------------  ---------------    ----------------  ---------------
      Total Inn property-level costs and expenses....           7,493            7,738              22,077           22,013
   Depreciation......................................           1,580            1,173               4,247            3,607
   Incentive management fee..........................             456              987               2,678            2,680
   Residence Inn system fee..........................             644              644               1,811            1,799
   Property taxes....................................             438              534               1,510            1,550
   Base management fee...............................             337              336                 949              941
   Equipment rent and other..........................             231              220                 590              786
                                                     ----------------  ---------------    ----------------  ---------------
                                                               11,179           11,632              33,862           33,376
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................           5,672            5,178              13,580           13,692
   Interest expense..................................          (2,581)          (2,807)             (7,935)          (8,641)
   Interest income...................................              68               80                 152              191
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$          3,159  $         2,451    $          5,797  $         5,242
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$             32  $            24    $             58  $            52
   Limited Partners..................................           3,127            2,427               5,739            5,190
                                                     ----------------  ---------------    ----------------  ---------------
                                                     $          3,159  $         2,451    $          5,797  $         5,242
                                                     ================  ===============    ================  ===============
NET INCOME PER LIMITED PARTNER
   UNIT (65,600 Units)...............................$             47  $            37    $             87  $            79
                                                     ================  ===============    ================  ===============

                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)




                                                                                          September 10,        December 31,
                                                                                              1999                 1998
                                                                                          (Unaudited)
                                     ASSETS                                             ----------------    ---------------

Property and equipment, net.............................................................$        138,674    $       140,283
Due from Residence Inn by Marriott, Inc.................................................           2,722              2,041
Deferred financing costs, net of accumulated amortization...............................           1,452              1,779
Property improvement fund...............................................................           2,694                223
Cash and cash equivalents...............................................................           6,073              4,027
                                                                                        ----------------    ---------------

                                                                                        $        151,615    $       148,353
                                                                                        ================    ===============


                                             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt........................................................................$        106,846    $       110,084
   Incentive management fees due to Residence Inn by Marriott, Inc......................          28,377             27,029
   Accounts payable and accrued expenses................................................             461              1,106
                                                                                        ----------------    ---------------

       Total Liabilities................................................................         135,684            138,219
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL
   General Partner......................................................................             236                178
   Limited Partners.....................................................................          15,695              9,956
                                                                                        ----------------    ---------------

       Total Partners' Capital..........................................................          15,931             10,134
                                                                                        ----------------    ---------------

                                                                                        $        151,615    $       148,353
                                                                                        ================    ===============










                  See Notes to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                             Thirty-Six Weeks Ended
                                                                                       September 10,         September 11,
                                                                                           1999                  1998
OPERATING ACTIVITIES                                                                -----------------     -----------------
   Net income.......................................................................$           5,797     $           5,242
   Noncash items....................................................................            5,922                 5,706
   Change in operating accounts.....................................................           (1,326)               (1,932)
                                                                                    -----------------     -----------------
       Cash provided by operating activities........................................           10,393                 9,016
                                                                                    -----------------     -----------------
INVESTING ACTIVITIES
   Additions to property and equipment..............................................           (2,638)               (2,053)
   Change in property improvement fund..............................................           (2,471)                 (890)
                                                                                    -----------------     -----------------
       Cash used in investing activities............................................           (5,109)               (2,943)
                                                                                    -----------------     -----------------
FINANCING ACTIVITIES
   Repayment on mortgage debt.......................................................           (3,238)               (2,515)
   Capital distributions to partners................................................                -                (3,313)
                                                                                    -----------------     -----------------
       Cash used in financing activities............................................           (3,238)               (5,828)
                                                                                    -----------------     -----------------
INCREASE IN CASH AND CASH EQUIVALENTS...............................................            2,046                   245
CASH AND CASH EQUIVALENTS at beginning of period....................................            4,027                 5,650
                                                                                    -----------------     -----------------
CASH AND CASH EQUIVALENTS at end of period..........................................$           6,073     $           5,895
                                                                                    =================     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest..................................................$           8,235     $           8,958
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

     In the opinion of the Partnership, the accompanying unaudited, condensed, interim financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 10, 1999, the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 and the cash flows for the thirty-six weeks ended September 10, 1999 and September 11, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

     The Partnership considered the impact of EITF 97-2 on its condensed financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Inns in its condensed statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed statement of operations.
Application of EITF 97-2 to the condensed financial statements for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 increased both revenues and operating expenses by approximately $7.5 million and $22.1 million and $7.7 million and $22.0 million, respectively, and had no impact on operating profit or net income.

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

RESULTS OF OPERATIONS

     Revenues. Revenues for the twelve weeks ended September 10, 1999 were flat compared to the same period in 1998. Suite revenues remained steady at $16.1 million for the period due to the fact that Inn revenue per available room ("REVPAR") remained steady at $90. REVPAR represents the combination of the combined average daily suite rate charged and the combined average daily occupancy achieved. The combined average daily suite rate for the third quarter 1999 was $103, compared to $100 for the same period in 1998, representing a 3% increase. Combined average daily occupancy was 87% during the third quarter 1999, compared to 90% during the third quarter 1998, a three percentage point decrease.

     Partnership revenues increased $374,000, or 0.8%, to $47.4 million for the thirty-six weeks ended September 10, 1999. This slight increase was achieved primarily through a 1.7% increase in the combined average daily suite rate from $97 for year-to-date 1998 to $99 for the same period in 1999. However, REVPAR remained stable at $84 because the combined average daily occupancy decreased one percentage point to 85% during the same time period.

     Operating Costs and Expenses. Operating costs and expenses decreased $453,000, or 4%, to $11.2 million for the twelve weeks ended September 10, 1999. The decrease was due primarily to the $531,000, or 54%, decrease in the incentive management fee ("IMF") and the $320,000, or 8%, decrease in property-level selling, administrative, and other expenses, partially offset by the $407,000, or 35%, increase in depreciation expense. The IMF earned by Residence Inn by Marriott, Inc. (the "Manager") is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million and as 20% of Operating Profit whenever Operating Profit equals or exceeds $23.5 million. During interim reporting periods, the percentage used to calculate IMF, 15% or 20%, is determined based on whether or not full year Operating Profit is expected to fall short of, or exceed, $23.5 million. The IMF was calculated as 15% of Operating Profit for the first three quarters of 1998. IMF was calculated as 20% of Operating Profit for the first two quarters of 1999 based upon the expectation at June 18, 1999, that full-year Operating Profit would exceed $23.5 million. However, as of September 10, 1999, the expectation is that full year 1999 Operating Profit will fall below $23.5 million. Therefore, the IMF calculation has been adjusted back to 15% of Operating Profit for the year-to-date, resulting in a third quarter adjustment of $555,000 to IMF expensed for the first two quarters of 1999. Property-level selling, administrative and other costs for the third quarter decreased primarily because of a 6% decrease in property-level general and administrative expenses. The increase in depreciation expense was due to the $6.3 million growth in the average depreciable fixed assets balance between the first three quarters of 1998 and 1999. As a percentage of Inn revenues, Inn operating costs and expenses were 66% and 69% of revenues for the third quarter 1999 and 1998, respectively.

     Operating costs and expenses for the thirty-six weeks ended September 10, 1999 increased $486,000, or 1.5%, to $33.9 million. The increase was due primarily to the $640,000, or 17.7%, increase in depreciation expense as a result of the higher average depreciable fixed assets balance in 1999 compared to 1998. Property-level costs and expenses remained relatively stable. Suites expense increased $421,000, or 5%, primarily as a result of a 4% increase in wage and benefits costs. This increase was offset by the $512,000, or 4%, decrease in property-level selling, administrative and other costs as a result of a 6% decrease in property-level general and administrative expenses. As a percentage of Inn revenues, Inn operating costs and expenses were 71% of revenues for the first three quarters of 1999 and 1998.

     Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $494,000, or 10%, to $5.7 million, or 34% of revenues for the twelve weeks ended September 10, 1999 compared to $5.2 million, or 31% of revenues for the same period in 1998. In addition, operating profit for the year-to-date decreased $112,000, or 0.8%, to $13.6 million from $13.7 million. Operating profit was 29% of revenues for the first three quarters of 1999 and 1998.

     Interest Expense. For the quarter and year-to-date, interest expense decreased $226,000 and $706,000 respectively, both 8% declines, due to principal amortization on the Partnership's mortgage debt.

     Net Income. As a result of the items discussed above, net income for the quarter increased $708,000, or 29%, to $3.2 million, or 19% of revenues. Year-to-date net income increased $555,000, or 11%, to $5.8 million, or 12% of revenues.

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

     Cash provided by operating activities was $10.4 million for the first three quarters 1999 compared to $9.0 million for the first three quarters 1998. The $1.4 million increase was due to the $872,000 payment in full of the deferred base management fees due to the Manager during the first three quarters of 1998 that did not recur in 1999, and a $555,000 increase in net income, as a result of the items discussed in Results of Operations.

     The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Cash used in investing activities was $5.1 million and $2.9 million for the first three quarters of 1999 and 1998, respectively. Contributions to the property improvement fund were $4.2 million and $2.4 million for the first three quarters 1999 and 1998, respectively, while capital expenditures were $2.6 million and $2.1 million, respectively, during these same periods. The $1.8 million increase in contributions is due to the $1.5 million loan funded by the Partnership to the property improvement fund and an increase in the contribution rate from 5% of gross Inn revenues to 5.5% in order to complete suite refurbishments at some of the Partnership's Inns. Capital expenditures year-to-date in 1999 and 1998 include $904,000 and $536,000, respectively, paid from the Partnership's operating cash account for owner funded projects.

     The Partnership's cash used in financing activities primarily consists of the repayment of mortgage debt and capital distributions to partners. Cash used in financing activities was $3.2 million and $5.8 million for the first three quarters 1999 and 1998, respectively. Year to date 1999, the principal portion of fixed payments on the mortgage debt increased $723,000 compared to the same period in 1998 due to decreased interest costs as a result of the $9.2 million reduction in the average debt principal balance. In the first quarter 1998, the Partnership distributed $3.3 million to the partners from 1997 operations. There were no distributions to the partners in the first three quarters of 1999.

Strategy for Liquidity
     During 1999, the General Partner has worked with a major investment banking firm to explore alternatives to provide liquidity for the partners in the Partnership while securing the highest possible value for the limited partners. More than 70 prospective purchasers were contacted and Partnership financial information was made available to a number of them for their review and analysis on a confidential basis. It is the General Partner's opinion that the offers received do not reflect the full value of the Inns. The inability to obtain an acceptable offer at this time is a result of slow revenue growth this year and an expectation of moderate or low profit growth in the near future, as well as a general over-supply in the Partnership's lodging markets and a shift of equity and debt capital out of the lodging sector. Some industry analysts indicate that new construction starts in the limited service segment have peaked. If this is the case, the market should see a trend toward supply and demand growth equilibrium. The rate of general economic growth as well as changes in specific market conditions will be additional variables affecting this trend. The General Partner continues to evaluate alternatives for liquidity. However, the General Partner can make no assurances as to the outcome of these efforts.

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

     Host Marriott Corporation ("Host Marriott"), general partner of Host Marriott L.P., which owns directly and indirectly, more than 95% of the economic interest of the General Partner, including the 1% managing member interest, has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of its hotel properties. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

     In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable it and the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms, and Host Marriott has not delayed any systems projects due to the Year 2000 issue. Host Marriott engaged a third party to review its Year 2000 in-house readiness and found no problems with any mission critical systems. Host Marriott believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and, therefore, not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. Host Marriott does, however, have the normal disaster recovery procedures in place should it have a systems failure.

     Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of the Partnership's Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. Host Marriott continues to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs in lieu of costs for its centralized systems related to system projects that otherwise would have been pursued and therefore, the overall level of centralized systems charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. The Partnership believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Inns. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

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

     MII measures the completion of each phase based on documentation and quantified results, weighted for System Criticality. As of September 10, 1999, the Awareness, Inventory, Assessment and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation had been completed for over 90 percent of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is over 95 percent complete. For BIS, Testing is approximately 80 percent complete and Compliance Validation is in progress. Testing is over 95% complete for Building Systems and Compliance Validation is in progress. Implementation is approximately 85 percent complete and Quality Assurance is 80 percent complete for IT Applications. For BIS, Implementation is approximately 85 percent complete while Quality Assurance is in progress. Implementation is over 95 percent complete and Quality Assurance is in progress for Building Systems.

     Year 2000 compliance communications with MII's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. MII's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or MII to achieve timely Year 2000 compliance for their products. Where MII has not received satisfactory responses it is addressing the potential risks of failure through its contingency planning process.

     MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system. MII is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

     Risks. There can be no assurances that Year 2000 remediation by Host Marriott or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as:

whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. The
Partnership is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation  systems  generally,  loss of utility  and/or  telecommunications services, the loss or disruption of hotel and Inn reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 problem and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 10, 1999, all of the Partnership's debt has a fixed interest rate.


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

     On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc., Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership) and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed answers to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") filed by the plaintiffs' lawyers in the same court involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092. The Courtyard II class action case is presently scheduled for trial on January 3, 2000. In March of this year, Palm Investors and Equity Resources, assignees of a number of limited partnership units acquired through various tender offers, filed petitions to intervene in the Haas case with respect to their units of Courtyard by Marriott Limited Partnership ("Courtyard I"). In response to these efforts, two of the limited partners of Courtyard I filed a class action petition in intervention seeking to convert that portion of the Haas lawsuit relating to Courtyard I into a class action. The court denied this motion on April 29, 1999. Although only four of the Six Partnerships have been named as nominal defendants in the lawsuit, the partnership agreements relating to all Six Partnerships include an indemnity provision which requires the Six Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    a. Exhibits: None.

                    b. Reports on Form 8-K: A form 8-K was filed with the Securities and Exchange Commission on September 21, 1999. This filing, Item 5 - Other Events, discloses that on September 15, 1999 the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Quarterly Report on Form 10-Q. The letter disclosed the quarterly activities of the Partnership and informed the limited partners that Partnership financial information was made available to prospective purchasers for their review and analysis. A copy of the letter was included as an Item 7 - Exhibit in this Form 8-K filing.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARRIOTT RESIDENCE INN
                                         LIMITED PARTNERSHIP

                                         By:      RIBM ONE LLC
                                                  General Partner



October 25, 1999                         By: /s/ Earla L. Stowe
                                         Earla L. Stowe
                                         Vice President