Form 10-K
period 1999-12-31
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2000-03-27
CIK 829092

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                                       OR

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-20022

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

                Delaware                                  52-1558094
---------------------------------------      -----------------------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                 Identification No.)

           10400 Fernwood Road
           Bethesda, Maryland                                20817
----------------------------------------     -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____ (Not Applicable)

                       Documents Incorporated by Reference
                                      None
================================================================================

================================================================================

                   Marriott Residence Inn Limited Partnership
================================================================================

                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

                                     PART I

Item 1.    Business.........................................................1

Item 2.    Properties.......................................................4

Item 3.    Legal Proceedings................................................5

Item 4.    Submission of Matters to a Vote of Security Holders..............6


                                     PART II

Item 5.    Market for the Partnership's Limited Partnership Units
              and Related Security Holder Matters...........................7

Item 6.    Selected Financial Data..........................................8

Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................8

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......13

Item 8.    Financial Statements and Supplementary Data.....................14

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................26


                                    PART III

Item 10.   Directors and Executive Officers................................26

Item 11.   Management Remuneration and Transactions........................27

Item 12.   Security Ownership of Certain Beneficial Owners and Management..27

Item 13.   Certain Relationships and Related Transactions..................27


                                     PART IV

Item 14.   Exhibits, Supplemental Financial Statement Schedules
              and Reports on Form 8-K......................................30

                                     PART I

ITEM 1.  BUSINESS

Description of the Partnership

Marriott Residence Inn Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on January 18, 1988 to acquire, own and operate 15 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in seven states and contain a total of 2,129 suites as of December 31, 1999. The Partnership commenced operations on March 29, 1988.

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

The Partnership's financing needs have been funded through loan agreements with independent financial institutions. See "Debt" section below.

Organization of the Partnership

Between March 29, 1988 and April 22, 1988 (the "Closing Date"), 65,600 limited partnership interests (the "Units") were sold in a public offering. The offering price per Unit was $1,000. RIBM One Corporation ("RIBM One"), the sole general partner of the Partnership prior to December 22, 1998, contributed $662,627 for its 1% general partnership interest. On the Closing Date, the Partnership acquired the Inns and the land on which the Inns are located from Host Marriott Corporation ("Host Marriott") for $178.8 million. Of the total purchase price, $123 million was paid from the proceeds of mortgage financing and the remainder from the sale of the Units.

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

Prior to December 22, 1998, the sole general partner of the Partnership, with a 1% interest, was RIBM One, a wholly owned subsidiary of Host Marriott. In connection with the REIT Conversion, the following steps occurred. Host Marriott formed RIBM One LLC, a Delaware single member limited liability company, having two classes of member interests (Class A - 1% economic interest, managing; Class B - 99% economic interest, non-managing). RIBM One merged into RIBM One LLC on December 22, 1998 and RIBM One ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in RIBM One LLC to Host LP, which is owned 78% by Host Marriott and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 99% Class B interest in RIBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is RIBM One LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing economic interest owned by Rockledge.

Debt

The Partnership's debt consists of a $100 million senior mortgage (the "Senior Mortgage") and a $30 million second mortgage (the "Second Mortgage").

The Senior Mortgage bears interest at a fixed interest rate of 8.6%, requires monthly amortization of principal on a 20-year schedule and matures on September 30, 2002. The Second Mortgage bears interest at a fixed interest rate of 15.25%, requires monthly payments of interest and principal based on a 20-year amortization schedule and matures on September 30, 2002.

In addition to the required monthly principal payments, during each of the four years from 1996 through 1999, the Partnership was required to pay, on a cash available basis, an additional $2 million principal payment annually on the Senior Mortgage. Additionally, during the entire seven-year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively. During 1996 and 1998, the Partnership made optional principal payments totaling $9 million of which $5.4 million was applied to the Senior Mortgage and $3.6 million was applied to the Second Mortgage.

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

Material Contracts

Management Agreement

The primary provisions of the Management Agreement are discussed in Item 13 "Certain Relationships and Related Transactions."

Competition

The United States lodging industry generally is comprised of two broad segments: full service hotels and limited service hotels. Full service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited service hotels generally offer accommodations with limited or no services and amenities. As extended-stay hotels, the Inns compete effectively with both full service and limited service hotels in their respective markets by providing streamlined services and amenities exceeding those provided by typical limited service hotels at prices that are significantly lower than those available at full service hotels.

The lodging industry in general, and the extended-stay segment in particular, is highly competitive, but the degree of competition varies from location to location. The Inns compete with several other major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following are key participants in the extended-stay segment of the lodging industry: Residence Inn, Homewood Suites by Hilton, Hawthorne Suites, Summerfield Suites, Extended Stay America and AmeriSuites.

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


ITEM 2.  PROPERTIES

Introduction

The Inns consist of 15 Residence Inn by Marriott Inns as of December 31, 1999. The Inns, which range in age between 12 and 15 years, are geographically diversified among seven states: four in Ohio, three in California, three in Georgia, two in Missouri, and one in each of Illinois, Colorado and Michigan.

The extended-stay segment of the lodging industry experienced increased competition throughout 1999 as new extended-stay competitors entered the market. This trend is expected to continue in 2000. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. See Item 1 "Business - Competition."

Name and Location of Partnership Inns


                Inn                                          Number of Suites                      Date Opened
------------------------------------                     -------------------------              ------------------
California
     Costa Mesa                                                    144                                1986
     La Jolla                                                      287                                1986
     Long Beach                                                    216                                1987
Colorado
     Boulder                                                       128                                1986
Georgia
     Atlanta Buckhead                                              136                                1987
     Atlanta Cumberland                                            130                                1987
     Atlanta Dunwoody                                              144                                1984
Illinois
     Chicago Lombard                                               144                                1987
Michigan
     Southfield                                                    144                                1986
Missouri
     St. Louis Chesterfield                                        104                                1986
     St. Louis Galleria                                            152                                1986
Ohio
     Cincinnati North                                              144                                1985
     Columbus North                                                 96                                1985
     Dayton North                                                   64                                1987
     Dayton South                                                   96                                1985
                                                         -------------------------
                                     TOTAL SUITES                 2,129
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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $228.38 per Unit ($14,981,728 in the aggregate, if the holders of all Units participate) in exchange for dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. In addition to this cash payment, the Manager would waive $29,781,000 of deferred incentive management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 65,600 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements. The details of the settlement will be contained in a court-approved notice to the Partnership's limited partners.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Assignments of Units are limited to the first date of each fiscal quarter and are subject to approval by the General Partner. As of December 31, 1999, there were 3,858 holders of record of the Partnership's 65,600 Units.

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

As of December 31, 1999, the Partnership has distributed a total of $43,669,801 to the partners ($659 per limited partner unit) since inception. The Partnership made no distributions during the year ended December 31, 1999. In February 1998, $3,313,131 ($50 per limited partner unit) was distributed from 1997 operations. In February 1997, the Partnership distributed $1,656,566 from 1996 operations ($25 per limited partner unit). No distributions of Capital Receipts have been made since inception.

For future cash distributions, see "Capital Resources and Liquidity" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data present historical operating information for the Partnership for each of the five years in the period ended December 31, 1999 presented in accordance with accounting principles generally accepted in the United States.

                                                       1999         1998         1997         1996         1995
                                                   -----------  -----------  -----------  -----------  -----------
                                                               (in thousands, except per unit amounts)

Income Statement Data:

Revenues...........................................$    66,198  $    66,135  $    62,087  $    60,824   $    56,725
Operating profit...................................     16,477       16,775       17,364       16,151        14,400
Net income.........................................      5,466        4,868        4,914        3,087         1,517
Net income per limited partner unit
   (65,600 Units)..................................         83           73           74           47            23

Balance Sheet Data:

Total assets.......................................$   148,975  $   148,353  $   151,971  $   151,658   $   157,061
Total liabilities..................................    133,375      138,219      143,392      146,337       149,858
Cash distributions per limited partner unit
   (65,600 Units)..................................         --           50           25           75            13


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will affect, among other things, demand for products and services at the Inns and other properties, the level of suite and room rates and occupancy that can be achieved by such properties and the availability and terms of financing;
(ii) the ability to compete effectively in areas such as access, location, quality of accommodations and suite and room rate structures; (iii) changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; (iv) governmental approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1999, 1998 and 1997. During the period from 1997 through 1999, Partnership sales grew from $62.1 million to $66.2 million. Growth in suite sales, and thus Inn sales, is primarily a function of combined average occupancy and combined average daily suite rates. During the period from 1997 through 1999, the Inns' combined average daily suite rate increased approximately $7 from $91 to $98, while the combined average occupancy decreased slightly from 83.4% to 83%.

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


                                               Year Ended December 31,
                                               -----------------------
                                          1999           1998            1997
                                      -----------    -----------     -----------
Combined average occupancy............      83.0%          84.9%           83.4%
Combined average daily suite rate.....$     98.06    $     96.15     $     91.44
REVPAR................................$     81.24    $     81.63     $     76.26

1999 Compared to 1998:

Revenues. Total 1999 Inn sales of $66.2 million represents a slight increase over 1998 results. The flat results were primarily due to a stable Inn REVPAR. REVPAR does not include other ancillary revenues generated by the Inns. The combined average occupancy decreased 1.9 percentage points from 84.9% in 1998 to 83.0% in 1999. This was offset by a corresponding increase in the combined average daily suite rate from $96.15 in 1998 to $98.06 in 1999. As a result, the combined average suite sales remained steady at $63.1 million for 1999 and 1998.

Operating Costs and Expenses. Operating costs and expenses increased to $49.7 million in 1999 from $49.4 million in 1998 primarily due to a $1.3 million increase in depreciation expense that was offset by a $1.2 million decrease in incentive management fee expense. The incentive management fee is equal to 15% of operating profit as defined by the Management Agreement (20% in any year in which operating profit is equal to or greater than $23.5 million). In 1999, operating profit was $23.4 million; therefore, the incentive management fee was calculated as 15% of operating profit. However, in 1998, operating profit was $23.6 million; therefore, the incentive management fee was calculated at the higher percentage of 20% of operating profit. Thus, resulting in a decrease in incentive management fee expense in 1999.

Inn property-level costs and expenses increased to $32.3 million in 1999 as compared to $31.8 million in 1998. The increase is due to an increase in salary and benefits as the Inns endeavor to maintain competitive wage scales. Depreciation expense increased due to fixed asset purchases in 1999. As a percentage of Inn revenues, operating costs and expenses represented 75% of revenues for 1999 and 1998.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit, as shown on the Statement of Operations, decreased $300,000 to $16.5 million, or 25% of total revenues in 1999 from $16.8 million, or 25% of total revenues in 1998.

Interest expense. Interest expense decreased 7.4% to $11.3 million in 1999 from $12.2 million in 1998 due to principal amortization on the Senior and Second Mortgages.

Net Income. Net income increased by $598,000 in 1999 to 8.25% of revenues from $4.9 million, or 7.4% of total revenues, in 1998 primarily due to the changes in revenues and expenses discussed above.

1998 Compared to 1997:

Revenues. Total 1998 Inn sales of $66.1 million represented a $4 million, or 6%, increase over 1997 results. This increase was achieved primarily through an increase in Inn REVPAR. REVPAR increased $5 in 1998 as a result of a $5 increase in the average suite rate from $91 in 1997 to $96 in 1998. Combined average occupancy increased by approximately two percentage points to 84.9%. As a result, 1998 combined average suite sales increased by $4 million, or 7%, to $63.1 million from $59.1 million in 1997.

Operating Costs and Expenses. Operating costs and expenses increased to $49.4 million in 1998 from $44.7 million in 1997 primarily due to a $2.7 million increase in property-level costs and expenses and a $1.3 million increase in incentive management fee expense. Property-level cost and expenses increased primarily due to increase in salaries and wages at the Inns necessary in order to attract and retain quality personnel. Repairs and maintenance expense also increased as a result of efforts to standardize the landscaping and lawn care at the Inns during 1998. Finally, property-level cost and expenses were lower in 1997, compared to 1998 due to the $800,000 adjustment to decrease the sales and use tax liability in 1997. Incentive management fee is equal to 15% of operating profit as defined in the Management Agreement (20% in any year in which operating profit is equal to or greater than $23.5 million). In 1998, the incentive management fee was calculated as 20% of operating profit equal to $23.6 million. In 1997, the incentive management fee was calculated as 15% of operating profit equal to $22.6 million. Thus the increase in incentive management fee was due to improved operating profit and operating profit exceeding the $23.5 million threshold in 1998. As a percentage of Inn revenues, operating costs and expenses represented 75% of revenues for 1998 and 72% in 1997.

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

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at a majority of the Partnership's Inns. These refurbishments are part of the routine capital expenditure cycle for maintaining Inns that are 12 to 15 years old. To address the shortfall, the Partnership provided a $1.45 million loan to the property improvement fund in first quarter 1999 and provided a $1.2 million loan to the fund in first quarter 2000.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $48 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. Based on the anticipated capital expenditure needs of the Inns over the next few years, it appears unlikely that cash distributions will be possible for 2000 and 2001.

The General Partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The General Partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided by operating activities was $14.9 million, $14.8 million and $12.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash from operations in 1999 increased $136,000 as compared to 1998 due to an improvement in Inn operations due to the increase in the combined average suite rate. The $2.1 million increase in cash from operations in 1998 over 1997 was primarily due to an improvement in Inn operations in 1998 as compared to 1997 and an increase in accounts payable and accrued expenses in 1998. The Partnership paid $11.8 million, $11.8 million and $12.4 million in interest in 1999, 1998 and 1997, respectively.

Cash used in investing activities was $6.1 million, $4.6 million and $3.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $5.1 million, $4.0 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, while capital expenditures were $5.5 million for each of these years. The $1.1 million increase in contributions in 1999 from 1998 is due primarily to a $1.45 million loan funded by the Partnership to the property improvement fund in 1999 offset by the decrease in the contribution rate from 6% in 1998 to 5.5% in 1999. Contributions to the property improvement fund increased $864,000 in 1998 due to the $4 million increase in revenues and the increase in the required property improvement fund contribution to 6% of revenues in 1998 from 5% in 1997. Capital expenditures in 1999, 1998 and 1997 include $904,000, $535,000 and $627,000, respectively, paid from the Partnership's operating cash account for owner funded projects.

Cash used in financing activities was $6.8 million, $11.8 million and $6.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Partnership's financing activities are intended to consist primarily of capital distributions to partners and repayment of mortgage debt. During 1999, 1998 and 1997, the Partnership repaid $6.8 million, $8.5 million and $4.9 million, respectively, of principal on the Senior and Second Mortgages. There were no optional prepayments on mortgage debt or capital distributions to the partners in 1999. Optional principal repayments on the mortgage debt were $5 million and $2 million in 1998 and 1997, respectively. Capital distributions to the partners were $3.3 million and $1.7 million, respectively, in 1998 and 1997. The $3.3 million distributed in 1998 was from 1997 cash flow from operations. The $1.7 million distributed in 1997 was from 1996 cash flow from operations.

Debt

The Partnership's mortgage debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at a fixed rate of 8.6% and a $30 million note (the "Second Mortgage") which bears interest at a fixed rate of 15.25% for a blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly payments of principal and interest and mature on September 30, 2002. In addition to the required monthly payment, during each of the four years from 1996 through 1999, the Partnership was required to pay, on a cash available basis, an additional $2 million principal payment annually on the Senior Mortgage. Additionally, during the entire seven-year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively. During 1996 and 1998, the Partnership made optional principal payments totaling $9 million of which $5.4 million was applied to the Senior Mortgage and $3.6 million was applied to the Second Mortgage.

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

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Inns are maintained. Contributions to this fund are based on a percentage of annual total Inn sales. Based on capital budgets provided by the Manager, the Partnership's property improvement fund reserves were insufficient beginning in 1998. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns in the next several years. As a result of this shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Partnership's Inns. 1996 cash distributions to partners were net of this reserve. In addition, to minimize the shortfall, the Partnership increased the contribution rate from 5% to 6% in 1998; however, the contribution rate was reduced to 5.5% for 1999. In the first quarter of 1999, the Partnership provided a loan to the property improvement fund of $1,450,000 for 1998. An additional $1,200,000 loan was provided for 1999. This advance was funded in the first quarter of 2000. The balance in the property improvement fund totaled $867,000 as of December 31, 1999. Contributions to the property improvement fund for 2000 and forward are equal to 5% of gross Inn sales.

Deferred Management Fees

The Manager earns a base management fee equal to 2% of the Inns' gross sales. Through 1990, payment of the base management fee was subordinate to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees were payable from operating cash flow, but only after the payment of (i) debt service, (ii) a priority return to the Partnership and (iii) certain other priorities as defined in the Management Agreement. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the Management Agreement, the Partnership paid the remaining balance of deferred base management fees of $872,000 in 1998. Therefore, as of December 31, 1999, there were no deferred base management fees.

In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined in the Management Agreement (20% in any year in which Operating Profit is equal to or greater than $23.5 million). The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. Of this amount, the Partnership retains an additional 50% of the excess cash flow, up to 5% of its invested capital. Thereafter, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. For the year ended December 31, 1999, $3.5 million in incentive management fees was earned, of which $769,000 was paid. $3.4 million in incentive management fees were earned and deferred in 1998. As of December 31, 1999 and 1998, deferred incentive management fees were $29.8 million and $27 million, respectively. If the litigation settlement referred to in Item 3 "Legal Proceedings," is consummated, $29,781,000, of these fees will be waived by the Manager.

Competition

Residence Inn by Marriott continues to be highly competitive and report stable system-wide operating results when compared to the prior year due to successful marketing efforts and a continued guest commitment. 1999 has been a challenge as extended-stay hotel competitors continue to increase their presence in the market. In response, during 1999 the Manager continued to heighten its efforts to become the pre-eminent leader in this hospitality category, focusing on customers that prefer a quality residential experience. The Manager is continuing to monitor the introduction and growth of new extended-stay brands including Homewood Suites by Hilton, Hawthorne Suites, Summerfield Suites, Extended Stay America and AmeriSuites. In addition, a renewed focus will be placed on strengthening each Inn's sales efforts in order to solidify the existing relationships with current clients and to establish new ones.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1999, the increase in average suite rates of Residence Inns kept pace with inflationary costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET  RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of December 31, 1999, all of the Partnership's debt has a fixed interest rate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Marriott Residence Inn Limited Partnership Financial Statements:            Page

     Report of Independent Public Accountants...............................  15

     Statement of Operations................................................  16

     Balance Sheet..........................................................  17

     Statement of Changes in Partners' Capital..............................  18

     Statement of Cash Flows................................................  19

     Notes to Financial Statements..........................................  20

                    Report of Independent Public Accountants



TO THE PARTNERS OF MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Marriott Residence Inn Limited Partnership (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the three years ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Vienna, Virginia
March 17, 2000

                             Statement of Operations
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1999, 1998 and 1997
                     (in thousands, except per Unit amounts)



                                                                                 1999            1998           1997
                                                                             -----------     -----------    -----------
REVENUES
   Suites....................................................................$    63,112     $    63,105    $    59,082
   Other operating departments...............................................      3,086           3,030          3,005
                                                                             -----------     -----------    -----------
       Total Inn revenues....................................................     66,198          66,135         62,087
                                                                             -----------     -----------    -----------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites..................................................................     14,078          13,543         12,603
     Other department costs and expenses.....................................      2,889           1,447          1,152
     Selling, administrative and other.......................................     15,290          16,802         15,290
                                                                             -----------     -----------    -----------
       Total Inn property-level costs and expenses...........................     32,257          31,792         29,045
   Depreciation..............................................................      6,952           5,703          5,328
   Incentive management fee..................................................      3,521           4,720          3,383
   Residence Inn system fee..................................................      2,524           2,524          2,363
   Property taxes............................................................      2,230           2,274          2,213
   Base management fee.......................................................      1,324           1,323          1,242
   Equipment rent and other..................................................        913           1,024          1,149
                                                                             -----------     -----------    -----------

                                                                                  49,721          49,360         44,723
                                                                             -----------     -----------    -----------

OPERATING PROFIT.............................................................     16,477          16,775         17,364
   Interest expense..........................................................    (11,315)        (12,200)       (12,788)
   Interest income...........................................................        304             293            338
                                                                             -----------     -----------    -----------

NET INCOME...................................................................$     5,466     $     4,868    $     4,914
                                                                             ===========     ===========    ===========

ALLOCATION OF NET INCOME
   General Partner...........................................................$        55     $        49    $        49
   Limited Partners..........................................................      5,411           4,819          4,865
                                                                             -----------     -----------    -----------

                                                                             $     5,466     $     4,868    $     4,914
                                                                             ===========     ===========    ===========

NET INCOME PER LIMITED PARTNER UNIT
   (65,600 Units)............................................................$        83     $        73    $        74
                                                                             ===========     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                  Balance Sheet
                   Marriott Residence Inn Limited Partnership
                           December 31, 1999 and 1998
                                 (in thousands)


                                                                                            1999             1998
                                                                                        -------------     -------------

                                     ASSETS
   Property and equipment, net..........................................................$     138,792     $     140,283
   Due from Residence Inn by Marriott, Inc..............................................        1,984             2,041
   Property improvement fund............................................................          867               223
   Deferred financing costs, net of accumulated amortization............................        1,307             1,779
   Cash and cash equivalents............................................................        6,025             4,027
                                                                                        -------------     -------------

                                                                                        $     148,975     $     148,353
                                                                                        =============     =============

                        LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
     Mortgage debt......................................................................$     103,282     $     110,084
     Incentive management fees due to Residence Inn by Marriott, Inc....................       29,781            27,029
     Accounts payable and accrued expenses..............................................          312             1,106
                                                                                        -------------     -------------

           Total Liabilities............................................................      133,375           138,219
                                                                                        -------------     -------------

   PARTNERS' CAPITAL
     General Partner
       Capital contribution.............................................................          663               663
       Capital distributions............................................................         (436)             (436)
       Cumulative net income(loss)......................................................            6               (49)
                                                                                        -------------     -------------

                                                                                                  233               178
                                                                                        -------------     -------------
     Limited Partners
       Capital contribution, net of offering costs of $7,550............................       58,050            58,050
       Capital distributions............................................................      (43,233)          (43,233)
       Cumulative net income(loss)......................................................          550            (4,861)
                                                                                        -------------     -------------

                                                                                               15,367             9,956
                                                                                        -------------     -------------

           Total Partners' Capital......................................................       15,600            10,134
                                                                                        -------------     -------------

                                                                                        $     148,975     $     148,353
                                                                                        =============     =============



   The accompanying notes are an integral part of these financial statements.

                    Statement of Changes in Partners' Capital
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                                          General          Limited
                                                                          Partner          Partners           Total
                                                                       -------------    -------------     -------------

Balance, December 31, 1996.............................................$         129    $       5,192     $       5,321

     Capital distributions.............................................          (16)          (1,640)           (1,656)

     Net income........................................................           49            4,865             4,914
                                                                       -------------     ------------     -------------

Balance, December 31, 1997.............................................          162            8,417             8,579

     Capital distributions.............................................          (33)          (3,280)           (3,313)

     Net income........................................................           49            4,819             4,868
                                                                       -------------     ------------     -------------

Balance, December 31, 1998.............................................          178            9,956            10,134

     Net income........................................................           55            5,411             5,466
                                                                       -------------    -------------     -------------

Balance, December 31, 1999.............................................$         233    $      15,367     $      15,600
                                                                       =============    =============     =============



















   The accompanying notes are an integral part of these financial statements.

                             Statement of Cash Flows
                   Marriott Residence Inn Limited Partnership
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                                                 1999           1998            1997
                                                                             -----------     -----------    -----------

OPERATING ACTIVITIES
   Net income................................................................$     5,466     $     4,868    $     4,914
   Noncash items:
     Depreciation............................................................      6,952           5,703          5,328
     Deferral of incentive management fees due to
       Residence Inn by Marriott, Inc........................................      2,752           4,320          3,383
     Amortization of deferred financing costs as interest....................        472             472            472
     Loss on dispositions of property and equipment..........................         14              --             --
   Changes in operating accounts:
     Due from Residence Inn by Marriott, Inc.................................         57             421             --
     Accounts payable and accrued expenses...................................       (794)           (129)          (753)
     Repayment of base management fee due to
       Residence Inn by Marriott, Inc........................................         --            (872)          (627)
                                                                             -----------     -----------    -----------

           Cash provided by operating activities.............................     14,919          14,783         12,717
                                                                             -----------     -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment.......................................     (5,475)         (5,538)        (5,504)
   Change in property improvement fund.......................................       (644)            937          1,607
                                                                             -----------     -----------    -----------

           Cash used in investing activities.................................     (6,119)         (4,601)        (3,897)
                                                                             -----------     -----------    -----------

FINANCING ACTIVITIES
   Principal payments on mortgage debt.......................................     (6,802)         (8,492)        (4,943)
   Capital distributions to partners.........................................         --          (3,313)        (1,656)
                                                                             -----------      ----------    -----------

           Cash used in financing activities.................................     (6,802)        (11,805)        (6,599)
                                                                             ------------     ----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................      1,998          (1,623)         2,221

CASH AND CASH EQUIVALENTS at beginning of year...............................      4,027           5,650          3,429
                                                                             -----------      ----------     ----------

CASH AND CASH EQUIVALENTS at end of year.....................................$     6,025     $     4,027    $     5,650
                                                                             ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash paid for interest............................................$    11,770     $    11,805    $    12,354
                                                                             ===========     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements
                   Marriott Residence Inn Limited Partnership
                           December 31, 1999 and 1998


NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on March 29, 1988 to acquire, own and operate 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States: four in Ohio, three in California, three in Georgia, two in Missouri and one in each of Illinois, Colorado and Michigan, and as of December 31, 1999, have a total of 2,129 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of RIBM One Corporation ("RIBM One"), the sole general partner of the Partnership prior to December 22, 1998, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly-formed partnership Host Marriott LP ("Host LP").

Prior to December 22, 1998, the sole general partner of the Partnership, with a 1% interest, was RIBM One, a wholly owned subsidiary of Host Marriott. In connection with the REIT Conversion, the following steps occurred; Host Marriott Corporation formed RIBM One LLC, a Delaware single member limited liability company, having two classes of member interests (Class A - 1% economic interest, managing; Class B - 99% economic interest, non-managing). RIBM One merged into RIBM One LLC on December 22, 1998 and RIBM One ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in RIBM One LLC to Host LP, which is owned 78% by Host Marriott and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 99% Class B interest in RIBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is RIBM One LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing economic interest owned by Rockledge.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual property basis will be less than the net book value of the property. If a property is impaired, its basis is adjusted to fair market value. No such adjustment was needed as of December 31, 1999 or December 31, 1998.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the partners. Significant differences exist between the net income or loss for financial reporting purposes and the net income or loss reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of base and incentive management fees. As a result of these differences, the Partnership's tax basis of net assets exceeds the net assets reported in the accompanying financial statements at December 31, 1999 and 1998 by $23,850,679 and $20,443,702, respectively.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with the mortgage debt refinancing totaling $3,298,000. These costs are being amortized using the straight-line method, which approximates the effective interest method, over the seven year term of the loan. At December 31, 1999 and 1998, accumulated amortization of deferred financing costs totaled $1,991,000 and $1,519,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                     1999              1998
                                                -------------    --------------
Land and improvements...........................$      46,441    $       46,441
Buildings and improvements......................      121,566           115,892
Furniture and equipment.........................       40,768            42,409
Construction in progress........................          821             1,235
                                                -------------    --------------
                                                      209,596           205,977
Less accumulated depreciation...................      (70,804)          (65,694)
                                                -------------    --------------
                                                $     138,792    $      140,283
                                                =============    ==============

NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                      As of December 31, 1999          As of December 31, 1998
                                                      -----------------------          -----------------------
                                                                     Estimated                        Estimated
                                                     Carrying          Fair           Carrying          Fair
                                                      Amount           Value           Amount           Value
                                                   -------------  --------------    -------------  -------------

Senior mortgage debt...............................$      79,529  $       79,228    $      85,154  $      88,959
Second mortgage debt...............................$      23,753  $       27,045    $      24,930  $      31,362
Incentive management fees due to Residence
   Inn by Marriott, Inc............................$      29,781  $           --    $      27,029  $       2,980

The estimated fair values of debt obligations are based on the expected future debt service payments discounted at risk adjusted rates. Incentive management fees payable are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates. As discussed in Note 7, if the March 9, 2000 litigation settlement agreement is consummated, the Manager would waive $29,781,000 of deferred incentive management fees payable as of December 31, 1999. Accordingly, the estimated fair value of the incentive management fees payable at December 31, 1999 is $0.

NOTE 5.  MORTGAGE DEBT

The Partnership's mortgage debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at a fixed rate of 8.6% and a $30 million note (the "Second Mortgage") which bears interest at a fixed rate of 15.25% for a blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly payments of principal and interest and mature on September 30, 2002. In addition to the required monthly payments, during each of the four years from 1996 through 1999, the Partnership was required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively. During 1999 and 1998, the Partnership made principal payments of $5,625,000 and $5,538,000 on the Senior Mortgage and $1,177,000 and $2,954,000 on the Second Mortgage, respectively. At December 31, 1999, the outstanding principal balance of the Senior Mortgage was $79,529,000 and the outstanding principal balance of the Second Mortgage was $23,753,000. At December 31, 1998, the outstanding principal balance of the Senior Mortgage was $85,154,000 and the outstanding principal balance of the Second Mortgage was $24,930,000.

Both the Senior Mortgage and the Second Mortgage are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the management agreement.

Principal amortization of the Senior and Second Mortgages at December 31, 1999 is as follows (in thousands):

                           2000......................$       4,626
                           2001......................        5,569
                           2002......................       93,087
                                                     -------------
                                                     $     103,282
                                                     =============


NOTE 6.  MANAGEMENT AGREEMENT

The Manager operates the Inns pursuant to a long-term management agreement with an initial term expiring December 28, 2007. The Manager has the option to extend the agreement on one or more of the Inns for up to five 10-year terms. The Manager earns a base management fee equal to 2% of gross sales. Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees were payable from operating cash flow, as defined. Beginning in 1991 and thereafter, base management fees are paid currently. Pursuant to the terms of the management agreement, during 1998, the Partnership repaid the remaining balance of deferred base management fee of $872,000.

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). In 1997 and 1999, incentive management fees were calculated as 15% of operating profit. However in 1998, incentive management fees were calculated as 20% of operating profit. The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. If the Partnership retains an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. During 1999 and 1998, $769,000 and $400,000, respectively, in incentive management fees were paid to the Manager. As of December 31, 1999 and 1998, deferred incentive management fees were $29.8 million and $27 million, respectively. If the litigation settlement referred to in Note 7 is consummated, $29,781,000, of these fees will be waived by the Manager.

The management agreement also provides for a Residence Inn system fee equal to 4% of suite sales. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of suite sales to the marketing fund. For the years ended December 31, 1999, 1998 and 1997, the Partnership paid a Residence Inn system fee of $2,524,000, $2,524,000 and $2,363,000, respectively reimbursed the Manager for $1,306,000, $1,318,000 and $1,051,000, respectively of Chain Services and contributed $1,575,000, $1,578,000 and $1,477,000 to the marketing fund, respectively. In addition, the Inns participate in MII's Marriott's Rewards Program ("MRP"). Residence Inns began participating in MRP in 1998. The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. MRP costs charged to the Partnership under the management agreement were $224,000 and $117,000 in 1999 and 1998, respectively.

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1999 and 1998, $775,000 has been advanced to the Manager for working capital and is included in Due from Residence Inn by Marriott, Inc. on the balance sheet.

The management agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment ("FF&E"). Contributions to the property improvement fund are equal to 5.5% of gross revenues of each Inn in 1999, 6% in 1998 and 5% in 1997. Contributions to the property improvement fund for 1999, 1998 and 1997 were $5,091,000, $3,968,000 and $3,104,000, respectively. Based on capital budgets, the Partnership's property improvement fund was insufficient beginning in 1998. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Inns in the next several years. As a result of this expected shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Inns. 1996 cash distributions to the partners were net of this reserve. In addition, to minimize the shortfall, the Partnership increased the contribution rate from 5% to 6% in 1998; however, the contribution rate was reduced to 5.5% in 1999. In the first quarter of 1999, the Partnership provided a loan to the property improvement fund of $1,450,000 for 1998. An additional $1,200,000 loan for 1999 was funded in the first quarter of 2000. Contributions to the property improvement fund for 2000 and forward are equal to 5% of gross Inn sales.

NOTE 7.  LITIGATION

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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $228.38 per Unit ($14,981,728 in the aggregate, if the holders of all Units participate) in exchange for dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. In addition to this cash payment, the Manager would waive $29,781,000 of deferred incentive management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 65,600 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no managers or officers. The business and policy making functions of the Partnership are carried out through the managers and executive officers of RIBM One LLC, the General Partner, who are listed below:

                                                                                  Age at
        Name                            Current Position                     December 31, 1999
-----------------------   -----------------------------------------------    -----------------
Robert E. Parsons         President and Manager                                      44
Christopher G. Townsend   Executive Vice President, Secretary and Manager            52
W. Edward Walter          Treasurer                                                  44
Earla L. Stowe            Vice President                                             38

Business Experience

Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott. He is also an Executive Vice President and Chief Financial Officer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, he was made Assistant Secretary of Host Marriott. In 1986, he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He is also a Senior Vice President, Corporate Secretary and General Counsel of Host LP and serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President - Acquisitions and in 1998 was made Treasurer of Host Marriott. He is also a Senior Vice President and Treasurer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager-Partnership Services. She was promoted to Manager-Partnership Services in 1991 and to
Director-Asset Management in 1996. Ms. Stowe was promoted to Senior Director-Corporate Accounting in 1998.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no managers or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and managers of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1999, 1998 and 1997, the Partnership reimbursed Host Marriott or its subsidiaries $109,000, $229,000 and $157,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13, "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of December 31, 1999, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host LP, MII and their respective affiliates own 80 limited partnership units as of December 31, 1999.

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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 2% of gross sales from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite sales from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). During 1999, 1998 and 1997, respectively, the Partnership paid a Residence Inn system fee of $2,524,000, $2,524,000 and $2,363,000. See "Deferral Provisions" for a
discussion of the payment of base and incentive management fees.

Deferral Provisions

Through 1990, payment of the base management fee was subordinated to qualifying debt service payments and retention by the Partnership of annual cash flow from operations of $6,626,263. Deferred base management fees were payable from operating cash flow, as defined, but only after payment of debt service and the Partnership's 10% priority return. Beginning in 1991 and thereafter, base management fees are paid currently. For the years ended December 31, 1999, 1998 and 1997, respectively, the Partnership paid current base management fees of $1,324,000, $1,323,000 and $1,242,000. Pursuant to the terms of the Management Agreement, the Partnership paid the remaining balance of deferred base management fees of $872,000 in 1998. Therefore, as of December 31, 1999, there were no deferred base management fees.

The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. After the cash flow retained by the Partnership reaches 5% of invested capital plus any owner funded capital improvements, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1989, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1989 are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. For the year ended December 31, 1999, $3.5 million in incentive management fees was earned, of which $769,000 was paid. $3.4 million in incentive management fees were earned and deferred in 1998. As of December 31, 1999 and 1998, deferred incentive management fees were $29.8 million and $27 million, respectively. If the litigation settlement referred to in Item 3, "Legal Proceedings", is consummated, $29,781,000, of these fees will be waived by the Manager.

Chain Services, Marketing Fund and Marriott's Rewards Program

The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of gross suite sales to the marketing fund. For the years ended December 31, 1999, 1998 and 1997, the Partnership reimbursed the Manager for $1,306,000, $1,318,000 and $1,051,000 of Chain Services and contributed $1,575,000, $1,578,000 and $1,477,000 to the marketing fund, respectively. In addition, the Inns participate in MII's Marriott's Rewards Program ("MRP"). Residence Inns began participating in the MRP in 1998. The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. MRP costs charged to the Partnership under the Management Agreement were $224,000, in 1999 and $117,000 in 1998. Chain Services, contributions to the marketing fund and MRP costs are included in selling, administrative and other expenses in the Statement of Operations.

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of inventories, trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1999 and 1998, $775,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying balance sheet (see Item 8).

Property Improvement Fund

The Management Agreement provides for the establishment of a property improvement fund for the Inns which provides for the replacement of furniture, fixtures and equipment. For the year ended December 31, 1999, contributions to the property improvement fund were equal to 5.5% of gross sales of each Inn. For the years ended December 31, 1998, contributions to the property improvement fund were equal to 6% of gross sales of each Inn and 5% for 1997. Contributions to the property improvement fund during the fiscal years ended December 31, 1999, 1998 and 1997 were $5,091,000, $3,968,000 and $3,104,000, respectively.
Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns. To address the shortfall, the Partnership provided a $1.45 million loan to the property improvement fund in first quarter 1999 for 1998. An additional $1,200,000 loan was provided for 1999 and was funded in the first quarter of 2000. Contributions to the property improvement fund for 2000 and forward are equal to 5% of gross Inn sales.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and its subsidiaries under the Management Agreement for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                          1999           1998           1997
                                      -----------    -----------    -----------
Residence Inn system fee..............$     2,524    $     2,524    $     2,363
Marketing fund contribution...........      1,575          1,578          1,477
Base management fee...................      1,324          1,323          1,242
Chain services........................      1,306          1,318          1,051
Incentive management fee..............        769            400             --
MRP costs.............................        224            117             --
Deferred base management fee..........         --            872            627
                                      -----------    -----------    -----------

                                      $     7,722    $     8,132    $     6,760
                                      ===========    ===========    ===========

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries, including the General Partner, for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                        1999            1998           1997
                                    -----------    -----------    -----------
Administrative expenses reimbursed..$       109    $       229    $       157
Cash distributions..................         --             33             16
                                    -----------    -----------    -----------

                                    $       109    $       262    $       173
                                    ===========    ===========    ===========

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

                  (3)    Exhibits

                           Exhibit
                           Number                                Description                               Page
                        --------------      -------------------------------------------------------      ---------
                            *3.1            Amended and Restated Agreement of Limited  Partnership         N/A
                                            of Marriott  Residence Inn Limited  Partnership by and
                                            among   RIBM  One   Corporation   (General   Partner),
                                            Christopher   G.  Townsend   (Organizational   Limited
                                            Partner), and Limited Partners dated March 29, 1988.

                            *3.2            First  Amendment to Amended and Restated  Agreement of         N/A
                                            Limited  Partnership of Marriott Residence Inn Limited
                                            Partnership, dated December 28, 1998.

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

                        ---------------------------------

                        * Incorporated by reference to the Partnership's previously filed documents.

              (b)   Reports on Form 8-K

                    A Form 8-K was filed with the SEC on December 10, 1999. This filing, Item 5-Other Events, discloses that on December 8, 1999, the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 10, 1999. The letter disclosed the quarterly activities of the Partnership. A copy of the letter was included as an Item 7-Exhibit in this Form 8-K filing.

                                  SCHEDULE III
                                   Page 1 of 2
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                                 (in thousands)





                                                Initial Costs
                                                -------------

                                                         Building     Subsequent
                                           Land and        and          Costs
Description                     Debt     Improvements  Improvements  Capitalized
------------------------     ---------   ------------  ------------  -----------
La Jolla                     $  18,178    $    11,579  $    14,462     $   1,431
Long Beach                      10,019          7,167       11,455         1,254
St. Louis Galleria               8,676          1,989        5,010         2,064
Boulder                          8,056          1,451        6,686           666
Costa Mesa                       7,643          3,678        6,955           561
Atlanta Buckhead                 7,230          3,894        5,519           893
Atlanta Cumberland               6,609          4,099        4,627           776
Atlanta Dunwoody                 6,609          2,116        7,387         1,369
Chicago Lombard                  6,403          3,665        5,746         1,429
Southfield                       6,300          2,031        8,195         1,393
Cincinnati North                 4,544          1,183        9,587           799
Other properties, each
   less than 5% of total        13,015          3,546       19,925         3,420
             -               ---------    -----------  -----------     ---------

                             $ 103,282    $    46,398  $   105,554     $  16,055
                             =========    ===========  ===========     =========





                                    Gross Amount at December 31, 1999
                                    ---------------------------------
                                             Building                              Date of
                              Land and         and                  Accumulated  Completion of    Date    Depreciation
 Description                  Improvements   Improvements     Total  Depreciation  Construction   Acquired      Life
-------------                 ------------   ------------  --------- ------------  -------------  -------- ------------
La Jolla                   $    11,580    $    15,892  $  27,472  $     4,964        1986        1988      40 years
Long Beach                       7,235         12,641     19,876        3,683        1987        1988      40 years
St. Louis Galleria               2,014          7,049      9,063        2,082        1986        1988      40 years
Boulder                          1,451          7,352      8,803        2,199        1986        1988      40 years
Costa Mesa                       3,678          7,516     11,194        2,281        1986        1988      40 years
Atlanta Buckhead                 3,903          6,403     10,306        2,023        1987        1988      40 years
Atlanta Cumberland               4,099          5,403      9,502        1,674        1987        1988      40 years
Atlanta Dunwoody                 2,116          8,756     10,872        2,698        1984        1988      40 years
Chicago Lombard                  3,665          7,175     10,840        1,991        1987        1988      40 years
Southfield                       2,031          9,588     11,619        2,971        1986        1988      40 years
Cincinnati North                 1,183         10,386     11,569        3,186        1985        1988      40 years
Other properties, each
   less than 5% of total         3,486         23,405     26,891        7,467      1985-1987     1988      40 years
             -             -----------    -----------  ---------   ----------

                           $    46,441    $   121,566  $ 168,007   $   37,219
                           ===========    ===========  =========   ==========


                                  SCHEDULE III
                                   Page 2 of 2
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                                 (in thousands)


Notes:

                                                                               1997           1998           1999
                                                                           -----------    -----------     -----------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year..........................................$   159,033    $   160,899     $   162,333
     Capital Expenditures..................................................      1,866          1,434           5,716
     Dispositions..........................................................         --             --             (42)
                                                                           -----------    -----------     -----------
     Balance at end of year................................................$   160,899    $   162,333     $   168,007
                                                                           ===========    ===========     ===========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year..........................................$    26,140    $    29,640     $    33,233
     Depreciation..........................................................      3,500          3,593           3,986
                                                                           -----------    -----------     -----------
     Balance at end of year................................................$    29,640    $    33,233     $    37,219
                                                                           ===========    ===========     ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $165.6 million at December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March of 2000.


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