Form 10-Q
period 2000-03-24
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2000-05-08
CIK 829092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 24, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 033-20022


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 52-1558094
---------------------------------------- ---------------------------------------
        (State of Organization)          (I.R.S. Employer Identification Number)

   10400 Fernwood Road, Bethesda, MD                   20817-1109
---------------------------------------- ---------------------------------------
(Address of principal executive offices)               (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No_____
     ---------

================================================================================

================================================================================
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve Weeks Ended March 24, 2000 and March 26, 1999 (Unaudited)...............................1

           Condensed Balance Sheet
              March 24, 2000 (Unaudited) and December 31, 1999...............................................2

           Condensed Statement of Cash Flows
              Twelve Weeks Ended March 24, 2000 and March 26, 1999 (Unaudited)...............................3

           Note to Condensed Financial Statements (Unaudited)................................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................................5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................................8

Item 6.    Exhibits and Reports on Form 8-K..................................................................9

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)



                                                                                          Twelve Weeks Ended
                                                                                      March 24,         March 26,
                                                                                        2000              1999
                                                                                    -------------    --------------
REVENUES
   Inn revenues
     Suites.........................................................................$      14,264    $       14,341
     Other..........................................................................          719               694
                                                                                    -------------    --------------
       Total Inn revenues...........................................................       14,983            15,035
                                                                                    -------------    --------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites.........................................................................        3,258             3,177
     Other department costs and expenses............................................          374               382
     Selling, administrative and other..............................................        3,823             3,833
                                                                                    -------------    --------------
       Total Inn property-level costs and expenses..................................        7,455             7,392
   Depreciation.....................................................................        1,482             1,271
   Incentive management fee.........................................................          770             1,068
   Property taxes...................................................................          583               529
   Residence Inn system fee.........................................................          571               574
   Base management fee..............................................................          300               301
   Equipment rent and other.........................................................          253               147
                                                                                    -------------    --------------
                                                                                           11,414            11,282
                                                                                    -------------    --------------

OPERATING PROFIT....................................................................        3,569             3,753
   Interest expense.................................................................       (2,519)           (2,750)
   Interest income..................................................................           85                34
                                                                                    -------------    --------------

NET INCOME..........................................................................$       1,135    $        1,037
                                                                                    =============    ==============

ALLOCATION OF NET INCOME
   General Partner..................................................................$          11    $           10
   Limited Partners.................................................................        1,124             1,027
                                                                                    -------------    --------------
                                                                                    $       1,135    $        1,037
                                                                                    =============    ==============

NET INCOME PER LIMITED PARTNER UNIT
   (65,600 Units)...................................................................$          17    $           16
                                                                                    =============    ==============


                   See Note to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                    March 24,         December 31,
                                                                                      2000                1999
                                                                                  -------------    ----------------
                                                                                   (Unaudited)

                                     ASSETS

   Property and equipment, net....................................................$     138,740    $        138,792
   Due from Residence Inn by Marriott, Inc........................................        2,785               1,984
   Deferred financing costs, net of accumulated amortization......................        1,198               1,307
   Property improvement fund......................................................        2,043                 867
   Cash and cash equivalents......................................................        5,903               6,025
                                                                                  -------------    ----------------

                                                                                  $     150,669    $        148,975
                                                                                  =============    ================

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt..................................................................$     102,473    $        103,282
   Incentive management fee due to Residence Inn by Marriott, Inc.................       30,515              29,781
   Accounts payable and accrued expenses..........................................          946                 312
                                                                                  -------------    ----------------

         Total Liabilities........................................................      133,934             133,375
                                                                                  -------------    ----------------

PARTNERS' CAPITAL
   General Partner................................................................          244                 233
   Limited Partners...............................................................       16,491              15,367
                                                                                  -------------    ----------------

         Total Partners' Capital..................................................       16,735              15,600
                                                                                  -------------    ----------------

                                                                                  $     150,669    $        148,975
                                                                                  =============    ================












                   See Note to Condensed Financial Statements.


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          Twelve Weeks Ended
                                                                                      March 24,         March 26,
                                                                                        2000              1999
                                                                                    -------------    --------------

OPERATING ACTIVITIES
   Net income.......................................................................$       1,135    $        1,037
   Noncash items....................................................................        2,332             2,308
   Changes in operating accounts....................................................         (167)             (616)
                                                                                    -------------    --------------

         Cash provided by operating activities......................................        3,300             2,729
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Change in property improvement fund..............................................       (1,176)           (1,223)
   Additions to property and equipment..............................................       (1,437)           (1,062)
                                                                                    -------------    --------------

         Cash used in investing activities..........................................       (2,613)           (2,285)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Principal payments on mortgage debt..............................................         (809)           (1,052)
                                                                                    -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS...............................................         (122)             (608)

CASH AND CASH EQUIVALENTS, at beginning of period...................................        6,025             4,027
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS, at end of period.........................................$       5,903    $        3,419
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for mortgage interest............................................$       1,740    $        2,772
                                                                                    =============    ==============













                   See Note to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Summary of Significant Accounting Policies

The accompanying unaudited, condensed financial statements have been prepared by Marriott Residence Inn Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of March 24, 2000, and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March
26, 1999. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

For financial reporting purposes, net income of the Partnership is allocated 99% to the limited partners and 1% to RIBM One LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for Federal income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of incentive management fee expense.

Certain reclassifications were made to prior year financial statements to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will affect, among other things, demand for products and services at the Inns and other properties, the level of suite and room rates and occupancy that can be achieved by such properties and the availability and terms of financing;
(ii) the ability to compete effectively in areas such as access, location, quality of accommodations and suite and room rate structures; (iii) changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; (iv) governmental approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues decreased slightly to $14.9 million for first quarter 2000 when compared to $15.0 million for first quarter 1999 primarily as a result of an additional day of operations in first quarter 1999. First quarter 2000 revenues represent 84 days of operations while first quarter 1999 represents 85 days of operations. Inn revenue per available room ("REVPAR"), which represents the combination of the combined average daily suite rate charged and the combined average daily occupancy achieved, and is a commonly used indicator of Inn performance, increased slightly in first quarter 2000 to $79.72 from $79.46. REVPAR does not include other ancillary revenues generated by the Inns. The increase in REVPAR resulted from a $1.53 increase in combined average room rate to $97.54 for first quarter 2000 from $96.01 for first quarter 1999 offset by a one percentage point decrease in combined average occupancy to 82% for the first quarter 2000 from 83% for the first quarter 1999. Despite the first quarter 2000 increase in REVPAR, the additional day of operations in 1999 resulted in a $77,000 decline in combined average suite sales for first quarter 2000 when compared to the same period in 1999.

Operating Costs and Expenses. Operating costs and expenses increased to $11.4 million for first quarter 2000 from $11.3 million for first quarter 1999. This is primarily due to an increase in property-level costs and expenses of $63,000, an increase in depreciation expense for the first quarter of $211,000, and an increase of $106,000 in equipment rent and other expenses. These expenses were offset by a decrease in the incentive management fee ("IMF") of $298,000. The IMF earned by Residence Inn by Marriott, Inc. (the "Manager") is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million and as 20% of Operating Profit whenever Operating Profit equals or exceeds $23.5 million. During interim reporting periods, the percentage used to calculate IMF, 15% or 20%, is determined based on whether or not full year Operating Profit is expected to fall short of, or exceed, $23.5 million. The IMF was calculated as 15% of Operating Profit for the first quarter of 2000. IMF was calculated as 20% of Operating Profit for the first quarter of 1999 based upon the expectation at March 26, 1999 that full-year Operating Profit would exceed $23.5 million. However, as of March 24, 2000, the expectation is that full year 2000 Operating Profit will fall below $23.5 million. The increase in depreciation expense was due to the $3.8 million growth in the average depreciable fixed assets balance between the first quarter of 1999 and 2000. As a percentage of Inn revenues, operating costs and expenses were 76% and 75% of revenues for first quarter 2000 and 1999, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $184,000 to $3.6 million, or 24% of revenues, for first quarter 2000 from $3.8 million, or 25% of revenues, for first quarter 1999.

Interest Expense. Interest expense decreased $231,000 to $2.5 million for first quarter 2000 from $2.8 million for first quarter 1999 due to principal amortization of the Senior and Second Mortgages.

Net Income. As a result of the items discussed above, net income for first quarter 2000 increased $98,000 to $1.1 million, or 8% of revenues, from $1.0 million, or 7% of revenues, for first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete renovations and total suite refurbishments at a majority of the Partnership's Inns. To reduce the shortfall, the Partnership provided a $1.2 million and a $1.45 million loan to the fund in first quarter 2000 and first quarter 1999, respectively.

A portion of the renovations mentioned above is part of the routine capital expenditure cycle for maintaining Inns that are 12 to 15 years old. However, in light of the increased competition in the extended-stay market, the Manager has proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $45 million to $55 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. Based on the continuing capital expenditure needs of the Inns over the next few years, it appears unlikely that cash distributions will be possible for 2000 and 2001.

The General Partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The General Partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund.

Cash provided by operating activities increased to $3.3 million for first quarter 2000 as compared to $2.7 million for first quarter 1999. This is primarily due to a decrease in the amount of cash paid for mortgage interest from $2.8 million in first quarter 1999 to $1.7 million in first quarter 2000.

Cash used in investing activities was $2.6 million and $2.3 million for first quarter 2000 and 1999, respectively. The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $749,000 and $828,000 for the first quarter 2000 and first quarter 1999, respectively, while capital expenditures were $1.4 million and $1.1 million, respectively, during these same periods. Contributions to the property improvement fund decreased $79,000 in first quarter 2000 due primarily to the decrease in the contribution rate from 5.5% of revenues in 1999 to 5% in 2000. The Partnership advanced $1.2 million and $1.45 million to the property improvement fund during first quarter 2000 and first quarter 1999, respectively, to reduce the 1999 and 1998 shortfalls, respectively.

Cash used in financing activities was $809,000 and $1.0 million for first quarter 2000 and first quarter 1999, respectively. The Partnership's cash used in financing activities consists of the repayment of mortgage debt. There were no distributions to the partners in first quarter 2000 or 1999.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 24, 2000, all of the Partnership's debt is fixed rate.

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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc., Host Marriott Corporation, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership) and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") filed by the plaintiffs' lawyers in the same court involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092.

On March 9, 2000, the Defendants entered into a settlement agreement with counsel for the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would receive $228.38 per Unit or a pro rata portion thereof, ($14,981,728 in the aggregate, if the holders of all Units participate) in cash in exchange for dismissal of the litigation and a complete release of all claims. If the Texas court approves legal fees and expenses of approximately $78 per Unit to counsel to the class action plaintiffs, the net amount that each holder that is a class member will receive is approximately $150 per Unit, or a pro rata portion thereof for fractional Units. In addition to the Defendants' cash payments, the Manager would waive $29,781,000 of deferred management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The settlement will not be consummated unless the Texas court approves the fairness of the settlement. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 65,600 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the settlement choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements. The details of the settlement will be contained in a court-approved notice to be sent to the Partnership's limited partners, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice sent to the Partnership's limited partners.

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


                                             MARRIOTT RESIDENCE INN
                                             LIMITED PARTNERSHIP

                                             By:      RIBM ONE LLC
                                                      General Partner


May 8, 2000                                  By:      /s/ Earla L. Stowe
                                                      Earla L. Stowe
                                                      Vice President