Form 10-Q
period 2000-06-16
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2000-07-27
CIK 829092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 16, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No ____.
                         ---

================================================================================

================================================================================
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Balance Sheets
              June 16, 2000 (Unaudited) and December 31, 1999...............................................1

           Condensed Statements of Operations
              Twelve and Twenty-Four Weeks Ended June 16, 2000 and
              June 18, 1999 (Unaudited).....................................................................2

           Condensed Statements of Cash Flows
              Twenty-Four Weeks ended June 16, 2000 and June 18, 1999 (Unaudited)...........................3

           Note to Condensed Financial Statements (Unaudited)...............................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................................5

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................8

Item 6.    Exhibits and Reports on Form 8-K.................................................................9


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                         June 16,       December 31,
                                                                                           2000              1999
                                                                                      -------------     ---------------
                                                                                        (unaudited)

                                     ASSETS

   Property and equipment, net........................................................$     138,301     $       138,792
   Due from Residence Inn by Marriott, Inc............................................        2,632               1,984
   Deferred financing costs, net of accumulated amortization..........................        1,089               1,307
   Property improvement fund..........................................................        1,774                 867
   Cash and cash equivalents..........................................................        7,865               6,025
                                                                                      -------------     ---------------

                                                                                      $     151,661     $       148,975
                                                                                      =============     ===============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt......................................................................$     101,233     $       103,282
   Incentive management fees due to Residence Inn by Marriott, Inc....................       31,562              29,781
   Accounts payable and accrued expenses..............................................          706                 312
                                                                                      -------------     ---------------

         Total Liabilities............................................................      133,501             133,375
                                                                                      -------------     ---------------

PARTNERS' CAPITAL
   General Partner....................................................................          259                 233
   Limited Partners...................................................................       17,901              15,367
                                                                                      -------------     ---------------

         Total Partners' Capital......................................................       18,160              15,600
                                                                                      -------------     ---------------

                                                                                      $     151,661     $       148,975
                                                                                      =============     ===============


                   See Note to Condensed Financial Statements.


                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)


                                                               Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                            June 16,        June 18,         June 16,       June 18,
                                                              2000            1999             2000           1999
                                                          -------------  -------------    --------------  -------------
REVENUES
   Inn revenues
     Suites...............................................$      15,500  $      14,846    $       29,764  $      29,187
     Other................................................          742            710             1,461          1,404
                                                          -------------  -------------    --------------  -------------
       Total Inn revenues.................................       16,242         15,556            31,225         30,591
                                                          -------------  -------------    --------------  -------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites...............................................        3,347          3,184             6,605          6,361
     Other department costs and expenses..................          423            369               856            756
     Selling, administrative and other....................        3,793          3,641             7,616          7,474
                                                          -------------  -------------    --------------  -------------
       Total Inn property-level costs and expenses........        7,563          7,194            15,077         14,591
   Depreciation...........................................        1,469          1,396             2,951          2,667
   Incentive management fee...............................        1,416          1,154             2,186          2,222
   Property taxes.........................................          611            543             1,194          1,072
   Residence Inn system fee...............................          620            593             1,191          1,167
   Equipment rent and other...............................          471            210               665            352
   Base management fee....................................          325            311               625            612
                                                          -------------  -------------    --------------  -------------
       Total operating costs and expenses.................       12,475         11,401            23,889         22,683
                                                          -------------  -------------    --------------  -------------

OPERATING PROFIT..........................................        3,767          4,155             7,336          7,908
   Interest expense.......................................       (2,479)        (2,604)           (4,998)        (5,354)
   Interest income........................................          137             50               222             84
                                                          -------------  -------------    --------------  -------------

NET INCOME................................................$       1,425  $       1,601    $        2,560  $       2,638
                                                          =============  =============    ==============  =============

ALLOCATION OF NET INCOME
   General Partner........................................$          14  $          16    $           26  $          26
   Limited Partners.......................................        1,411          1,585             2,534          2,612
                                                          -------------  -------------    --------------  -------------
                                                          $       1,425  $       1,601    $        2,560  $       2,638
                                                          =============  =============    ==============  =============

NET INCOME PER LIMITED
   PARTNER UNIT (65,600 Units)............................$          22  $          24    $           39  $          40
                                                          =============  =============    ==============  =============



                   See Note to Condensed Financial Statements.

                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             Twenty-Four Weeks Ended
                                                                                           June 16,         June 18,
                                                                                             2000             1999
                                                                                        -------------     -------------
OPERATING ACTIVITIES
   Net income...........................................................................$       2,560     $       2,638
   Noncash items........................................................................        4,966             4,653
   Changes in operating accounts........................................................         (254)           (1,023)
                                                                                        -------------     -------------

         Cash provided by operating activities..........................................        7,272             6,268
                                                                                        -------------     -------------

INVESTING ACTIVITIES
   Additions to property and equipment..................................................       (2,476)           (2,377)
   Change in property improvement fund..................................................         (907)           (1,802)
                                                                                        -------------     -------------

         Cash used in investing activities..............................................       (3,383)           (4,179)
                                                                                        -------------     -------------

FINANCING ACTIVITIES
   Repayment of mortgage debt...........................................................       (2,049)           (2,131)
                                                                                        -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................        1,840               (42)

CASH AND CASH EQUIVALENTS at beginning of period........................................        6,025             4,027
                                                                                        -------------     -------------

CASH AND CASH EQUIVALENTS at end of period..............................................$       7,865     $       3,985
                                                                                        =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest......................................................$       4,324     $       5,518
                                                                                        =============     =============



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

     In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 16, 2000 and December 31, 1999, the results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999 and the cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

     Certain reclassifications were made to the prior year unaudited, condensed financial statements to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of federal securities regulations. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Future transactions, results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. The cautionary statements set forth in reports filed with the Securities and Exchange Commission contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (iii) the ability to compete effectively in areas such as access, location, quality of accommodations and room rate structure;
(iv) changes in travel patterns, taxes and government regulations; (v) governmental approvals, actions and initiatives; and (vi) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Partnership revenues increased $686,000 to $16.2 million and $634,000 to $31.2 million for the twelve and twenty-four weeks ended June 16, 2000, respectively, when compared to the same periods in 1999. These increases were achieved primarily through increases in Inn revenue per available room ("REVPAR"). REVPAR measures daily room revenues generated on a per room basis and represents the combination of the average daily suite rate charged and the average daily occupancy achieved. Year-to-date REVPAR for the 15 Inns combined increased 2.4% over the same period in 1999 primarily due to an increase in the combined average suite rate from $97 in 1999 to $100 in 2000. Second quarter REVPAR increased 4.4% primarily because of a $4 increase in the combined average suite rate from $100 to $104 and an increase in the combined average occupancy of one percentage point to 85.0%.

Operating Costs and Expenses. Year-to-date operating costs and expenses increased to $23.9 million from $22.6 million for the comparable period in 1999. This was primarily due to an increase in property-level costs and expenses of $486,000, a $284,000 increase in depreciation expense and an increase of $313,000 in equipment rent and other expenses.

Property-level costs and expenses increased due primarily to a $244,000 increase in direct suites expenses caused by higher salary and benefits costs as the Inns endeavor to maintain competitive wage scales. Additionally, a $142,000 increase in property-level selling, administrative and other expenses was primarily due to a $163,000 increase in marketing and sales costs as a result of more aggressive sales efforts at the Inns. Finally, other department costs and expenses increased $100,000 primarily because of a $106,000 increase in expenditures for items that fall below the minimum dollar threshold for capitalization. The increase in depreciation expense was due to the $3.8 million growth in the average depreciable fixed assets balance between the end of the second quarter of 1999 and 2000, respectively. Equipment rent and other expenses increased primarily due to the fact that during second quarter 1999, the Partnership recognized a $130,000 gain on the retirement of fixed assets that did not recur in 2000. Additionally, Partnership general and administrative expenses increased $96,000 for the year-to-date in 2000 relative to the same period in the prior year due primarily to higher printing and mailing fees incurred in connection with mailing the court approved notices discussed in Part II, Item 1, Legal Proceedings. As a percentage of Inn revenues, operating costs and expenses were 77% and 74% of revenues for the second quarter year-to-date in 2000 and 1999, respectively.

Second quarter operating costs and expenses increased $1.1 million, or 9.4%, to $12.4 million in 2000 compared to the same period in 1999. The increase was due primarily to a $369,000 increase in property-level costs and expenses, a $262,000 increase in incentive management fee and a $261,000 increase in equipment rent and other expenses. The increase in property-level costs and expenses was primarily due to a $163,000 increase in direct suites expenses as the result of increases in salary, wages and benefits costs and a $152,000 increase in selling, administrative and other expenses due to higher sales and marketing costs. The incentive management fee ("IMF") earned by Residence Inn by Marriott, Inc. (the "Manager") is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million and as 20% of Operating Profit whenever Operating Profit equals or exceeds $23.5 million. During interim reporting periods, the percentage used to calculate IMF, 15% or 20%, is determined based on whether or not full year Operating Profit is expected to fall short of, or exceed, $23.5 million. The IMF was calculated as 20% of Operating Profit for the twenty-four weeks ended June 16, 2000, based upon the expectation that full year Operating Profit will meet or exceed $23.5 million. However, in the first quarter 2000, the IMF was calculated as 15% of Operating Profit. Because the estimated full year IMF calculation increased to 20% of Operating Profit, the result was a second quarter adjustment of $257,000 to IMF to adjust the year-to-date accrual to the 20% rate. IMF was calculated as 20% of Operating Profit for the second quarter and year-to-date of 1999. The increase in equipment rent and other expenses was primarily due to the second quarter 1999 $130,000 gain on the retirement of fixed assets that did not recur in 2000 and a $93,000 increase in Partnership general and administrative expenses for the quarter. As a percentage of revenues, operating costs and expenses were 77% and 73% of revenues for second quarter 2000 and second quarter 1999, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $572,000 to $7.3 million, or 23% of revenues, for the twenty-four weeks ended June 16, 2000 from $7.9 million, or 26% of revenues, for the same period in 1999. Operating profit for the twelve weeks ended June 16, 2000 decreased $388,000 to $3.8 million, or 23% of revenues, from $4.2 million, or 27% of revenues for the same period in 1999.

Interest Expense. Interest expense decreased $125,000 and $356,000 for the twelve and twenty-four weeks ended June 16, 2000, respectively, when compared to the same periods in 1999 due to principal amortization of the Senior and Second Mortgages.

Net Income. As a result of the items discussed above, net income for the twelve and twenty-four weeks ended June 16, 2000 decreased $176,000 to $1.4 million, and $78,000 to $2.5 million, when compared to the same periods in 1999. Net income for the twelve and twenty-four weeks ended June 16, 2000 was 9% and 8% of revenues, respectively, compared to 10% and 9% of revenues, respectively for the comparable periods in 1999.

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

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund. Cash provided by operating activities was $7.3 million for the first two quarters 2000 compared to $6.3 million for the first two quarters 1999. This $1 million increase was primarily due to a decrease in interest payments on the Partnership's mortgage debt of $837,000.

The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Cash used in investing activities was $3.4 million and $4.2 million year-to-date in 2000 and 1999, respectively. Contributions to the property improvement fund, including the $1.2 million and $1.45 million loans made in the first quarter of 2000 and 1999, respectively, were $2.9 million and $3.1 million for the year-to-date period in 2000 and 1999 respectively. Capital expenditures during these same time periods were $2.6 million and $1.5 million, respectively.

The Partnership's cash used in financing activities consists of the repayment of mortgage debt of $2.0 million and $2.1 million for the first two quarters of 2000 and 1999, respectively.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 16, 2000, all of the Partnership's debt has a fixed interest rate. As of June 16, 2000 and December 31, 1999, the Partnership's mortgage debt totaled $101.2 million and $103.3 million, respectively.

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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel for the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would receive $228.38 per Unit or a pro rata portion thereof, ($14,981,728 in the aggregate, if the holders of all Units participate) in cash in exchange for dismissal of the litigation and a complete release of all claims. If the Texas court approves legal fees and expenses of approximately $78 per Unit to counsel to the class action plaintiffs, the net amount that each holder that is a class member will receive is approximately $150 per Unit, or a pro rata portion thereof for fractional Units. In addition to the Defendants' cash payments, the Manager would waive $29,781,000 of deferred management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The settlement will not be consummated unless the Texas court approves the fairness of the settlement. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 65,600 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements. The details of the settlement are contained in a court-approved notice which was mailed to the Partnership's limited partners during the week of June 19th, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice sent to the Partnership's limited partners.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:  None.

b.       Reports on Form 8-K:

                      A Form 8-K was filed with the Securities and Exchange Commission on April 28, 2000. This filing, Item 5--Other Events, discloses that on April 28, 2000, the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. The letter disclosed the annual activities of the Partnership. A copy of the letter was included as an Item 7-Exhibit in this Form 8-K filing.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MARRIOTT RESIDENCE INN
                                                     LIMITED PARTNERSHIP

                                                     By:      RIBM ONE LLC
                                                              General Partner




July 27, 2000                                        By:      /s/ Matt Whelan
                                                              ------------------
                                                              Matt Whelan
                                                              Vice President