Form 10-Q
period 2000-09-08
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2000-10-23
CIK 829092

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


For the Quarter Ended September 8, 2000            Commission File No. 033-20022


                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                              10400 Fernwood Road
                            Bethesda, MD 20817-1109
                                (301) 380-9000

          Delaware                                                   52-1558094
---------------------------------                 -------------------------------------------------
   (State of Organization)                              (I.R.S. Employer Identification Number)

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

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


                               TABLE OF CONTENTS
                               -----------------

                                                                                                       PAGE NO.
                                                                                                       --------
PART I - FINANCIAL INFORMATION (Unaudited)

           Condensed Balance Sheets
              September 8, 2000 and December 31, 1999.................................................     1

           Condensed Statements of Operations
              Twelve and Thirty-Six Weeks Ended September 8, 2000 and
              September 10, 1999......................................................................     2

           Condensed Statements of Cash Flows
              Thirty-Six Weeks Ended September 8, 2000 and September 10, 1999.........................     3

           Notes to Condensed Financial Statements....................................................     4

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................     7

           Quantitative and Qualitative Disclosures about Market Risk.................................     9

PART II - OTHER INFORMATION

           Item 1.    Legal Proceedings...............................................................    10

                  Marriott Residence Inn Limited Partnership
                           Condensed Balance Sheets
                                (IN THOUSANDS)

                                                                                          September 8,        December 31,
                                                                                              2000               1999
                                                                                         --------------     --------------
                                                                                          (unaudited)
                                     ASSETS
   Property and equipment, net......................................................     $  137,912          $  138,792
   Due from Residence Inn by Marriott, Inc..........................................          2,684               1,984
   Deferred financing costs, net of accumulated amortization........................            980               1,307
   Property improvement fund........................................................          1,351                 867
   Cash and cash equivalents........................................................         10,465               6,025
                                                                                         ----------           ---------

                                                                                         $  153,392           $ 148,975
                                                                                         ==========           =========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt....................................................................     $   99,961           $ 103,282
   Incentive management fees due to Residence Inn by Marriott, Inc..................         31,996              29,781
   Accounts payable and accrued expenses............................................            476                 312
                                                                                         ----------           ---------

         Total Liabilities..........................................................        132,433             133,375
                                                                                         ----------           ---------

PARTNERS' CAPITAL
   General Partner..................................................................            287                 233
   Limited Partners.................................................................         20,672              15,367
                                                                                         ----------           ---------

         Total Partners' Capital....................................................         20,959              15,600
                                                                                         ----------           ---------

                                                                                         $  153,392           $ 148,975
                                                                                         ==========           =========

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements of Operations
          (Unaudited, in Thousands, except Unit and per Unit Amounts)


                                                                 Twelve Weeks Ended                  Thirty-Six Weeks Ended
                                                           September 8,      September 10,       September 8,     September 10,
                                                               2000              1999                2000             1999
                                                          --------------    --------------     ---------------   --------------
REVENUES
   Inn revenues
     Suites.........................................      $   17,022        $   16,086         $   46,786        $   45,273
     Other..........................................             813               765              2,274             2,169
                                                          ----------        ----------         ----------        ----------
      Total Inn revenues............................          17,835            16,851             49,060            47,442
                                                          ----------        ----------         ----------        ----------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites.........................................           3,530             3,360             10,135             9,721
     Other department costs and expenses............             249               384              1,105             1,140
     Selling, administrative and other..............           4,246             3,742             11,862            11,216
                                                          ----------        ----------         ----------        ----------
      Total Inn property-level costs and expenses...           8,025             7,486             23,102            22,077
   Depreciation.....................................           1,457             1,580              4,408             4,247
   Incentive management fee.........................           1,397               456              3,583             2,678
   Property taxes...................................             516               438              1,710             1,510
   Residence Inn system fee.........................             680               644              1,871             1,811
   Equipment rent and other.........................             358               238              1,023               590
   Base management fee..............................             356               337                981               949
                                                          ----------        ----------         ----------        ----------
      Total operating costs and expenses............          12,789            11,179             36,678            33,862
                                                          ----------        ----------         ----------        ----------

OPERATING PROFIT....................................           5,046             5,672             12,382            13,580
   Interest expense.................................          (2,430)           (2,581)            (7,428)           (7,935)
   Interest income..................................             183                68                405               152
                                                          ----------        ----------         ----------        ----------

NET INCOME..........................................      $    2,799        $    3,159         $    5,359        $    5,797
                                                          ==========        ==========         ==========        ==========

ALLOCATION OF NET INCOME
   General Partner..................................      $       28        $       32         $       54        $       58
   Limited Partners.................................           2,771             3,127              5,305             5,739
                                                          ----------        ----------         ----------        ----------
                                                          $    2,799        $    3,159         $    5,359        $    5,797
                                                          ==========        ==========         ==========        ==========

NET INCOME PER LIMITED
   PARTNER UNIT (65,600 Units)......................      $       42        $       47         $       81        $       87
                                                          ==========        ==========         ==========        ==========

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements of Cash Flows
                           (Unaudited, in Thousands)

                                                                                              Thirty-Six Weeks Ended
                                                                                        September 8,        September 10,
                                                                                           2000                 1999
                                                                                        ------------        --------------
OPERATING ACTIVITIES
   Net income.......................................................................    $     5,359          $    5,797
   Depreciation.....................................................................          4,408               4,247
   Amortization of deferred financing costs.........................................            327                 327
   Deferred incentive management fees...............................................          2,215               1,348
   Loss on sale of fixed assets.....................................................              7                  --
   Changes in operating accounts....................................................           (536)             (1,326)
                                                                                        -----------          ----------

         Cash provided by operating activities......................................         11,780              10,393
                                                                                        -----------          ----------

INVESTING ACTIVITIES
   Additions to property and equipment..............................................         (3,535)             (2,638)
   Change in property improvement fund..............................................           (484)             (2,471)
                                                                                        -----------          ----------

         Cash used in investing activities..........................................         (4,019)             (5,109)
                                                                                        -----------          ----------

FINANCING ACTIVITIES
   Repayment of mortgage debt.......................................................         (3,321)             (3,238)
                                                                                        -----------          ----------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................          4,440               2,046

CASH AND CASH EQUIVALENTS at beginning of period....................................          6,025               4,027
                                                                                        -----------          ----------

CASH AND CASH EQUIVALENTS at end of period..........................................    $    10,465          $    6,073
                                                                                        ===========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest..................................................    $     6,877          $    8,235
                                                                                        ===========          ==========

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)


1.   Organization

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on March 29, 1988 to acquire, own and operate 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States: four in Ohio, three in California, three in Georgia, two in Missouri and one in each of Illinois, Colorado and Michigan, and as of December 31, 1999, have a total of 2,129 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc., as part of the Residence Inn by Marriott hotel system.

2.   Summary of Significant Accounting Policies

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

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 8, 2000, the results of operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999 and the cash flows for the thirty-six weeks ended September 8, 2000 and September 10, 1999. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

3.   Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid to the General Partner and Marriott International, Inc. for the thirty-six weeks ended September 8, 2000 and September 10, 1999 (in thousands):

                                                                                             2000                1999
                                                                                         ----------            --------
Marriott International, Inc.:
   Residence Inn system fee.........................................................     $    1,871            $  1,811
   Incentive management fee.........................................................          1,369               1,330
   Marketing fund contribution......................................................          1,170               1,129
   Base management fee..............................................................            981                 949
   Chain services and Marriott Rewards Program......................................          1,022                 874
                                                                                         ----------            --------
                                                                                         $    6,413            $  6,093
                                                                                         ==========            ========
General Partner:
     Administrative expenses reimbursed.............................................     $      188            $     70
                                                                                         ==========            ========

                  Marriott Residence Inn Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)


4.   Contingencies

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

Texas Multi-Partnership Lawsuit. On March 16, 1998, limited partners in several limited partnerships sponsored by Host REIT or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. Host REIT, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The Haas lawsuit originally involved the following partnerships:

1.)  Courtyard by Marriott Limited Partnership ("CBM I");

2.)  Courtyard by Marriott II Limited Partnership ("CBM II");

3.)  Marriott Residence Inn Limited Partnership ("Res I");

4.)  Marriott Residence Inn II Limited Partnership ("Res II");

5.)  Fairfield Inn by Marriott Limited Partnership ("Fairfield");

6.)  Desert Springs Marriott Limited Partnership ("Desert Springs"); and

7.)  Atlanta Marriott Marquis Limited Partnership ("AMMLP").

Host Marriott has settled the claims of the AMMLP unitholders as part of a settlement of a separate class action suit, pursuant to which settlement Host Marriott paid $4.25 million in return for a release of all claims. This settlement, which has been finalized, is not contingent on any portion of the Partnership Litigation Settlement, discussed more fully below. InPursuant to the terms of the Partnership Litigation Settlement, CBM I and CBM II addition, we consummated settlements with the unitholders of Res I, Res II, Fairfield and Desert Springs, under the umbrella of the Partnership Litigation Settlement.

Pursuant to the terms of the Partnership Litigation Settlement, CBM I and CBM II are currently subject to the tender offers which have been approved by the necessary percentages of the partnerships' limited partners and the court in their respective fairness hearings and are discussed in public filings by these partnerships. The settlements also remain subject to receiving third party consents which have not been obtained as of this filing. The completion of these tender offers will release Host Marriott and the other defendants from all claims by CBM I and CBM II unitholders who have not opted out of these settlements. The holders of fewer than three units have elected such treatment.

Partnership Litigation Settlement. On March 9, 2000, Host Marriott and Marriott International entered into a settlement agreement that will resolve the Texas Multi-Partnership, the CBM II and the CBM I litigation. Under this settlement, Host Marriott and Marriott International have settled with the Res I, Res II, Fairfield and Desert Springs Plaintiffs for an aggregate payment of approximately $62 million (of which Host Marriott and our subsidiaries have paid approximately $31 million) in return for a general release of all claims. The Res I, Res II, Fairfield and Desert Springs settlements were severed from the CBM I and CBM II settlements by a court order dated September 25, 2000. This settlement is subject to a thirty day appeal period beginning September 28, 2000, during which time any class members can appeal the settlement.

                  Marriott Residence Inn Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)


As a result of the proposed settlement of the above discussed litigation, each limited partner who did not opt out of the settlement will receive per limited partner unit approximately $229. As of October 20, 2000, no partner has opted out of the settlement. The amount will be further adjusted for plaintiffs counsel's legal fees and expenses which will result in each limited partner unit receiving a net distribution of approximately $151. In addition to the cash payments, the Manager waived $29,781,000 of deferred management fees. Except for the waiver of the deferred management fees, the settlement does not disturb the terms of the long-term management agreements.

The details of the settlement are contained in a court-approved notice which was mailed to the Partnership's limited partners during the week of June 19th, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice sent to the Partnership's limited partners.

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Revenues. Partnership revenues increased $984,000 to $17.8 million and $1.6 million to $49.0 million for the twelve and thirty-six weeks ended September 8, 2000, respectively, when compared to the same periods in 1999. These increases were achieved primarily through increases in Inn revenue per available room ("REVPAR"). REVPAR measures daily room revenues generated on a per room basis and represents the combination of the average daily suite rate charged and the average daily occupancy achieved. Year-to-date REVPAR for the 15 Inns combined increased 4% over the same period in 1999 primarily due to an increase in the combined average suite rate from $99 in 1999 to $102 in 2000. Third quarter REVPAR increased 5.8% primarily because of a $4 increase in the combined average suite rate from $103 to $107 and an increase in the combined average occupancy of two percentage points to 89%.

Operating Costs and Expenses. Third quarter and year-to-date operating costs and expenses increased $1.6 million to $12.8 million and $2.8 million to $36.7 million, respectively. This was primarily due to increases in Inn property-level costs and expenses, incentive management fees, and equipment rent and other expenses. As a percentage of Inn revenues, operating costs and expenses were 72% and 75% of revenues for the third quarter and year to date 2000, respectively, compared to 66% and 71% for the same periods in 1999, respectively.

Inn property-level costs and expenses increased $539,000 and $1.0 million for the quarter and year-to-date, respectively, primarily due to an increase in salary and benefits costs in order to maintain competitive wage scales, and an increase in marketing and sales costs as a result of more aggressive sales efforts at the Inns.

Equipment rent and other expenses increased over the prior year primarily due to a $130,000 non-recurring gain on the retirement of fixed assets recognized during the second quarter of 1999, and an increase in selling, general and administrative expenses of $504,000 and $646,000 for the quarter and year-to-date, respectively, due primarily to higher printing and mailing fees incurred in connection with mailing the court approved notices discussed in Note 4 to the condensed financial statements.

The incentive management fee ("IMF") earned by Residence Inn by Marriott, Inc. (the "Manager") is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million and as 20% of Operating Profit whenever Operating Profit equals or

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

exceeds $23.5 million. During interim reporting periods, the percentage used to calculate IMF is 15% or 20%, and is determined based on whether or not full year Operating Profit is expected to fall short of, or exceed, $23.5 million. In the first two quarters of 2000, the IMF was calculated as 15% of Operating Profit based upon the expectation at June 16, 2000 that full year operating profit would not exceed $23.5 million. However, as of September 8, 2000, the expectation is that full year 2000 Operating Profit will exceed the $23.5 million threshold. Thus, during the third quarter of 2000, we adjusted IMF expense to $3.6 million based on 20% of Operating Profit. IMF was calculated as 15% of Operating Profit for the third quarter and year-to-date 1999.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $1.2 million to $12.4 million, or 25% of revenues, for the thirty-six weeks ended September 8, 2000 from $13.6 million, or 29% of revenues, for the same period in 1999. Operating profit for the twelve weeks ended September 8, 2000 decreased $626,000 to $5.0 million, or 28% of revenues, from $5.7 million, or 34% of revenues for the same period in 1999.

Interest Expense. Interest expense decreased $151,000 and $507,000 for the twelve and thirty-six weeks ended September 8, 2000, respectively, when compared to the same periods in 1999 due to principal amortization of the Senior and Second Mortgages.

Net Income. As a result of the items discussed above, net income for the twelve and thirty-six weeks ended September 8, 2000 decreased $360,000 to $2.8 million, and $438,000 to $5.4 million, when compared to the same periods in 1999. Net income for the twelve and thirty-six weeks ended September 8, 2000 was 16% and 11% of revenues, respectively, compared to 19% and 12% of revenues, respectively for the comparable periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete renovations and total suite refurbishments at a majority of the Partnership's Inns. To reduce the shortfall, the Partnership provided $1.2 million and $1.5 million loans to the fund in first quarter 2000 and first quarter 1999, respectively.

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

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund. Cash provided by operating activities was $11.8 million for the first three quarters 2000 compared to $10.4 million for the first three quarters 1999. This $1.4 million increase was primarily due to a decrease in interest payments on the Partnership's mortgage debt and the increase in the deferred incentive management fee, slightly offset by a decrease in net income.

The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Cash used in investing activities was $4.0 million and $5.1 million year-to-date in 2000 and 1999, respectively. Contributions to the property improvement fund, including the $1.2 million and $1.5 million loans made in the first quarter of 2000 and 1999, respectively, were $4.0 million and $4.2 million for the year-to-date period in 2000 and 1999, respectively. Capital expenditures during these same time periods were $3.8 million and $2.7 million, respectively.

The Partnership's cash used in financing activities consists of the repayment of mortgage debt of $3.3 million and $3.2 million for the first three quarters of 2000 and 1999, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 8, 2000, all of the Partnership's debt has a fixed interest rate. As of September 8, 2000 and December 31, 1999, the Partnership's mortgage debt totaled $100.0 million and $103.3 million, respectively.

                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in footnote four to the condensed financial statements set forth in Part I, "Financial Information."

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARRIOTT RESIDENCE INN
                                   LIMITED PARTNERSHIP

                                   By:  RIBM ONE LLC
                                        General Partner

     October 23, 2000              By:  /s/ Mathew Whelan
                                        -----------------------------
                                        Mathew Whelan
                                        Vice President