Form 10-K
period 2000-12-31
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2001-04-02
CIK 829092

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-K

[X]                 Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 2000

                                         OR
[ ]                Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                       Commission File Number: 033-20022

                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                               52-1558094
 -----------------------------                            ---------------------------------
(State or other jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                                   Identification No.)


     10400 Fernwood Road
     Bethesda, Maryland                                               20817
----------------------------------------                  ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No ___.
                     ---

================================================================================

================================================================================
                   Marriott Residence Inn Limited Partnership
================================================================================

                               TABLE OF CONTENTS
                               -----------------


                                                                PAGE NO.
                                                               ----------

                                     PART I

Items 1 & 2. Business and Properties..............................     1

Item 3.      Legal Proceedings....................................     4

Item 4.      Submission of Matters to a Vote of Security Holders..     4

                                    PART II

Item 5.      Market for the Partnership's Limited Partnership Units
               and Related Security Holder Matters................     5

Item 6.      Selected Financial Data..............................     6

Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations................     6

Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk...............................................     9

Item 8.      Financial Statements and Supplementary Data..........    10

Item 9.      Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure................    22

                                    PART III

Item 10.     Directors and Executive Officers....................     22

Item 11.     Management Remuneration and Transactions............     22

Item 12.     Security Ownership of Certain Beneficial Owners and
               Management.........................................    23

Item 13.     Certain Relationships and Related Transactions.......    23

                                    PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
               and Reports on Form 8-K...........................     24

                                    PART I


                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the information incorporated by reference herein include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this annual report and the information incorporated by reference herein by using words or phrases such as "anticipate", "believe", "estimate", "expect", "intend", "may be", "objective", "plan", "predict", "project" and "will be" and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

 .   national and local economic and business conditions that will affect, among other things, demand for products and services at our properties and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing;

 .   our ability to maintain the properties in a first-class manner, including meeting capital expenditure requirements;

 .   our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

 .   our degree of leverage which may affect our ability to obtain financing in the future or compliance with current debt covenants;

 .   changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs;

 .   government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof; and

 .   other factors discussed in other filings with the Securities and Exchange
    Commission.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

We are a Delaware limited partnership formed on January 18, 1988 to acquire, own and operate 15 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in seven states and contain a total of 2,129 suites as of December 31, 2000. The partnership was formed through a public offering of 65,600 limited partnership units (the "Units") in 1988. Host Marriott, L.P. ("Host LP"), through its subsidiaries, is the 1% general partner.

The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("Marriott International"), under a long-term management agreement (the "Management Agreement"). The Management Agreement expires in 2007 with renewals at the option of the Manager for one or more of the Inns for up to five successive terms of 10 years thereafter.

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

Residence Inn by Marriott continues to be highly competitive in its segment.
The Manager has attempted to maintain the brand's competitive position through focused marketing efforts and programs that demonstrate a continued guest commitment. Year 2000 has been a challenge as extended-stay hotel competitors continue to increase their presence in the market. In response, during 2000 the Manager continued to heighten its efforts to maintain its position as a leader in this hospitality category, focusing on customers that prefer a quality residential experience. The Manager is continuing to monitor the introduction and growth of new extended-stay brands. In addition, a renewed focus will be placed on strengthening each Inn's sales efforts in order to solidify the existing relationships with current clients and to establish new ones.

Lodging Properties

Our portfolio consists of 15 Residence Inn by Marriott Inns as of March 1, 2001. The Inns, which range in age between 14 and 17 years, are geographically diversified among seven states.

Our hotels endeavor to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Residence Inn by Marriott properties generally have fewer guest rooms than traditional full-service hotels, in most cases containing approximately 120 guest suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

The Inns are extended-stay, limited service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Our Inns average 142 suites, which are a mixture of studio, one bedroom, two bedroom and two-story penthouse suites. They are located in suburban settings throughout seven states and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but each suite contains a fully-equipped kitchen and many suites have woodburning fireplaces.

To maintain the overall quality of our properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing at Marriott Residence Inn properties is provided at intervals of five to seven years, based on an annual review of the condition of each property.

The following table sets forth the location and number of rooms for each of our properties.

    Inn                                                    Number of Suites
----------------------                                   -------------------
California
  Costa Mesa                                                    144
  La Jolla                                                      287
  Long Beach                                                    216
Colorado
  Boulder                                                       128
Georgia
  Atlanta Buckhead                                              136
  Atlanta Cumberland                                            130
  Atlanta Dunwoody                                              144
Illinois
  Chicago Lombard                                               144
Michigan
  Southfield                                                    144
Missouri
  St. Louis Chesterfield                                        104
  St. Louis Galleria                                            152
Ohio
  Cincinnati North                                              144
  Columbus North                                                 96
  Dayton North                                                   64
  Dayton South                                                   96
                                                          -------------
               TOTAL SUITES                                   2,129
                                                          =============

Seasonality

Demand is affected by normally recurring seasonal patterns. For most of our Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

Management Agreement

The Inns are operated by the Manager under a long-term management agreement.
The terms of the Management Agreement provide for the establishment of a property improvement fund to provide for capital requirements and replacements of furniture, fixtures, and equipment at the Inns. The primary provisions of the Management Agreement are discussed at Item 8, Note 7 to the financial statements, "Management Agreement."

Employees

The Partnership has no employees. Host LP provides the services of certain of its employees, including the general partner's executive officers, to the Partnership and the general partner. The Partnership and the general partner anticipate that each of the executive officers of the general partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host LP and its other affiliates. To the extent that any officer, manager or employee devotes time to the Partnership, the general partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services.

Conflicts of Interest

Because Host LP, the managing member of the general partner, and Marriott International and their affiliates own and/or operate hotels other than the Partnership's Inns, and Marriott International and its affiliates license others to operate hotels under the various brand names owned by Marriott International and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, Marriott International and their affiliates retain a free right to compete with the Partnership's Inns, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Inns are located, in addition to those existing hotels which may currently compete directly or indirectly with the Inns.

Litigation Settlement

In September 2000, the general partner, Marriott International, Inc., and related defendants closed on the settlement of a lawsuit filed by limited partners from seven limited partnerships, including our limited partners ("Litigation Settlement"). In accordance with the terms of the settlement, the defendants made cash payments of approximately $152 per Unit to our limited partners, in exchange for dismissal of the litigation and a complete release of all claims. In addition to these cash payments, the Manager agreed to forgive $29.8 million of deferred incentive management fees payable by the Partnership, which is reflected as an extraordinary gain in our statement of operations for the year ended December 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership. See "Items 1 & 2 -- Business and Properties" for a discussion of the litigation settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Assignments of Units are limited to the first date of each fiscal quarter and are subject to approval by the General Partner. As of December 31, 2000, there were 3,839 holders of record of the Partnership's 65,600 Units.

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

As of December 31, 2000, the Partnership has distributed a total of $43,669,801 to the partners ($659 per limited partner unit) since inception. The Partnership made no distributions during the years ended December 31, 2000 and 1999. In February 1998, $3,313,131 ($50 per limited partner unit) was distributed from 1997 operations. No distributions of Capital Receipts have been made since inception.

For future cash distributions, see "Capital Resources and Liquidity" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data which has been derived from our audited financial statements for the five most recent fiscal years ended December 31, 2000.


                                                 2000            1999          1998          1997      1996
                                               --------         --------      --------     --------   --------
                                                            (in thousands, except per unit amounts)
Income Statement Data:

Revenues.....................................  $ 69,198         $ 66,198      $ 66,135     $ 62,087  $ 60,824
Operating profit.............................    16,649           16,477        16,775       17,364    16,151
Income before extraordinary items............     6,639            5,466         4,868        4,914     3,087
Net income...................................    36,420(1)         5,466         4,868        4,914     3,087
Net income per limited partner unit
 (65,600 Units)..............................       550(1)            83            73           74        47

Balance Sheet Data:

Total assets.................................  $154,136         $148,975      $148,353     $151,971  $151,658
Total liabilities............................   102,116(1)       133,375       138,219      143,392   146,337
Cash distributions per limited partner unit
 (65,600 Units)..............................        --               --            50           25        75

---------
(1) Fiscal year 2000 operations include an extraordinary gain of $29.8 million representing the forgiveness of deferred incentive management fees by the Manager in connection with the Litigation Settlement.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

Marriott Residence Inn Limited Partnership is the owner of fifteen extended-stay limited service hotels which are operated as part of the Residence Inn by Marriott system, and managed by Residence Inn by Marriott, Inc.

During the period from 1998 through 2000, our revenues grew from $66.2 million to $69.2 million. Growth in revenues is primarily a function of growth in room revenues generated per available room or REVPAR. During the period from 1998 through 2000, the Inns' combined REVPAR increased approximately 4.4% from $81.63 to $85.18.

Our operating costs and expenses are, to a great extent, fixed. Therefore, we derive substantial operating leverage from increases in revenue. Operating leverage is offset primarily by certain variable expenses, including base and incentive management fees which are calculated based on hotel sales.

The following table shows selected combined operating statistics for the Inns. REVPAR represents the combination of the average daily room rate charged and the average occupancy achieved, and is a commonly used indicator of hotel performance.

                                               Year Ended December 31,
                                             ---------------------------
                                               2000      1999     1998
                                              -------   ------   ------
          Combined average occupancy.........     83.9%    83.0%    84.9%
          Combined average daily suite rate..  $101.58   $98.06   $96.15
          REVPAR.............................  $ 85.18   $81.24   $81.63

RESULTS OF OPERATIONS

2000 Compared to 1999:

Revenues. Revenues increased $3.0 million, or 5%, to $69.2 million in 2000 from $66.2 million in 1999 as a result of the growth in REVPAR of 4.9%. REVPAR does not include other ancillary revenues generated by the Inns. The increase in REVPAR was primarily the result of a 4% increase in the combined average suite rate to approximately $101.58.

Operating Costs and Expenses. Operating costs and expenses increased to $52.5 million in 2000 from $49.7 million in 1999 primarily due to the increase in incentive management fees as a result of the Partnership achieving an operating profit in excess of $23.5 million. Under the management agreement, the incentive management fee increases from 15% of operating profit to 20% of operating profit if the Partnership achieves this threshold. The Partnership did not achieve the 20% incentive management fee threshold in 1999. Operating costs and expenses increased due to an increase in property-level costs and expenses discussed below. As a percentage of total revenues, operating costs and expenses represented 76% of revenue for 2000 and 75% for 1999.

Inn property-level costs and expenses increased to $33.7 million in 2000 as compared to $32.3 million in 1999. The increase is primarily due to an increase in salary and benefits as the Inns endeavor to maintain competitive wage scales.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit, as shown on the Statement of Operations, increased $.2 million to $16.6 million, or 24% of total revenues in 2000 from $16.5 million, or 25% of total revenues in 1999.

Interest Expense. Interest expense decreased 5% to $10.7 million in 2000 from $11.3 million in 1999 due to principal amortization on the Senior and Second Mortgages.

Income Before Extraordinary Items. Income before extraordinary items increased $1.1 million to $6.6 million, or 10% of revenues, in 2000, from $5.5 million, or 8% of revenues, in 1999.

Extraordinary Gain. In connection with the Litigation Settlement, we recognized an extraordinary gain of $29.8 million on the forgiveness of deferred incentive management fees by the Manager.

Net Income. Net income increased by $30.9 million in 2000 to $36.4 million, or 53% of revenues, from $5.5 million, or 8% of total revenues, in 1999 primarily due to the extraordinary gain as well as the changes in revenues and expenses discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

Our financing needs have been historically funded through loan agreements with independent financial institutions. Our mortgage matures in 2002, and it is expected that the debt will be refinanced prior to maturity.

Beginning in 1998, the property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for suite refurbishments at a majority of the Inns as part of ongoing, routine, capital maintenance. To address the shortfall, we provided additional cash of $1.5 million to the property improvement fund in the first quarter of 1999 and provided additional cash of $1.2 million to the fund in the first quarter of 2000.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $51 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. Based on the anticipated capital expenditure needs of the Inns over the next few years, it appears unlikely that cash distributions will be possible for the next several years.

The general partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The general partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

Principal Sources and Uses of Cash

Our principal source of cash is cash from operations. Our principal uses of cash are debt service payments, funding the property improvement fund, and distributions to the limited partners.

Cash provided by operating activities was $16.9 million, $14.9 million and $14.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash from operations in 2000 increased $2.0 million as compared to 1999 primarily due to improved operations, the deferral of $3.6 million of incentive management fees compared to $2.8 million in 1999, as well as a decrease in cash interest expense. The $136,000 increase in cash from operations in 1999 over 1998 was primarily due to an improvement in Inn operations due to the increase in the combined average suite rate, combined with a decrease in the amount paid for administrative charges during 1999 as a result of the deferral of some administrative payments until 2000.

Cash used in investing activities was $7.1 million, $6.1 million and $4.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash used in investing activities primarily consists of capital expenditures for improvements to the Inns and contributions to the property improvement fund. Capital expenditures in 2000, 1999 and 1998 include $3,080,000, $904,000 and $535,000, respectively, paid from the operating cash account for owner funded projects.

Based on capital budgets provided by the Manager, the property improvement fund reserves were deemed insufficient beginning in 1998, primarily due to the need to complete total suite refurbishments at the majority of the Inns in the next several years. To minimize the shortfall, we increased the contribution rate in 1998 and 1999 to 6% and 5.5%, respectively, of gross sales, and provided additional cash to the fund of $1.2 million and $1.5 million during 2000 and 1999, respectively. During 2000, the contribution rate was 5.5%, and will remain at 5.5% for 2001.

Cash used in financing activities was $5.1 million, $6.8 million and $11.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Financing activities consist primarily of repayment of debt and capital distributions to partners in 1998. Capital distributions to the partners were $3.3 million in 1998, which were paid from 1997 cash from operations. There were no distributions to partners during 2000 or 1999. As previously discussed, it appears unlikely that cash distributions will be possible for the next several years.

Our mortgage debt is comprised of a $100 million note which bears interest at a fixed rate of 8.6% and a $30 million note which bears interest at a fixed rate of 15.25%. Both mortgages mature on September 30, 2002, and it is expected that the mortgages will be refinanced prior to maturity. The mortgages are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of our rights under the Management Agreement. During 1998, we made an optional principal payment totaling $3 million.

AMOUNTS PAID TO THE MANAGER AND GENERAL PARTNER

The following table sets forth the amount paid to Marriott International and its subsidiaries under the Management Agreement for the years ended December 31, 2000, 1999 and 1998 (in thousands):


                                                  2000   1999     1998
                                                 ------  ------  ------
       Residence Inn system fee..........        $2,642  $2,524  $2,524
       Marketing fund contribution.......         1,651   1,575   1,578
       Base management fee...............         1,384   1,324   1,323
       Chain services....................         1,284   1,306   1,318
       Incentive management fee..........         1,266     769     400
       MRP costs.........................           283     224     117
       Deferred base management fee......            --      --     872
                                                 ------  ------  ------
                                                 $8,510  $7,722  $8,132
                                                 ======  ======  ======


The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries, including the General Partner, for the years ended December 31, 2000, 1999 and 1998 (in thousands):


                                                 2000     1999       1998
                                                ------   ------     ------
     Administrative expenses reimbursed.....     $ 344     $109      $ 229
     Cash distributions.....................        --       --         33
                                                 -----     ----      -----
                                                 $ 344     $109      $ 262
                                                 =====     ====      =====

Inflation

The rate of inflation has been relatively low in the past three years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 2000, the increase in average suite rates of Residence Inns exceeded inflationary costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of December 31, 2000, all of the Partnership's debt has a fixed interest rate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                                                    Page
-------                                                                                  ----
Marriott Residence Inn Limited Partnership Financial Statements:

  Report of Independent Public Accountants..............................................  11

  Balance Sheets as of December 31, 2000 and 1999.......................................  12

  Statements of Operations for the Fiscal Years Ended December 31, 2000, 1999 and 1998..  13

  Statements of Changes in Partners' Capital for the Fiscal Years Ended
   December 31, 2000, 1999 and 1998.....................................................  14

  Statements of Cash Flows for the Fiscal Years Ended December 31, 2000, 1999 and 1998..  15

  Notes to Financial Statements.........................................................  16


                    Report of Independent Public Accountants



TO THE PARTNERS OF MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Marriott Residence Inn Limited Partnership (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                                             ARTHUR ANDERSEN LLP



Vienna, Virginia
March 23, 2001

                                 Balance Sheets
                   Marriott Residence Inn Limited Partnership
                           December 31, 2000 and 1999
                                 (in thousands)




                                     ASSETS                     2000       1999
                                                              --------   --------
 Property and equipment, net................................  $137,497   $138,792
 Due from Residence Inn by Marriott, Inc....................     2,160      1,984
 Property improvement fund..................................     2,889        867
 Deferred financing costs, net of accumulated amortization..       835      1,307
 Cash and cash equivalents..................................    10,755      6,025
                                                              --------   --------
                                                              $154,136   $148,975
                                                              ========   ========
                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Mortgage debt.............................................  $ 98,213   $103,282
  Incentive management fees due to Residence Inn by
    Marriott, Inc. (Note 3).................................     3,626     29,781
  Accounts payable and accrued expenses.....................       277        312
                                                              --------   --------

      Total Liabilities.....................................   102,116    133,375
                                                              --------   --------
  PARTNERS' CAPITAL
  General Partner
   Capital contribution.....................................       663        663
   Capital distributions....................................      (436)      (436)
   Cumulative net income....................................       370          6
                                                              --------   --------
                                                                   597        233
                                                              --------   --------
  Limited Partners
   Capital contribution......................................    58,050     58,050
   Capital distributions.....................................   (43,233)   (43,233)
   Cumulative net income.....................................    36,606        550
                                                              ---------   --------
                                                                 51,423     15,367
                                                              ---------   --------
      Total Partners' Capital................................    52,020     15,600
                                                              ---------   --------
                                                              $ 154,136   $148,975
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                            Statements of Operations
                   Marriott Residence Inn Limited Partnership
          For the Fiscal Years Ended December 31, 2000, 1999 and 1998
                    (in thousands, except per Unit amounts)



                                                                  2000       1999       1998
                                                                --------   --------   --------
REVENUES
 Suites.......................................................  $ 66,044   $ 63,112   $ 63,105
 Other operating departments..................................     3,154      3,086      3,030
                                                                --------   --------   --------
   Total Inn revenues.........................................    69,198     66,198     66,135
                                                                --------   --------   --------
OPERATING COSTS AND EXPENSES
 Inn property-level costs and expenses
  Suites......................................................    14,529     14,078     13,543
  Other department costs and expenses.........................     1,790      2,889      1,447
  Selling, administrative and other...........................    17,362     15,290     16,802
                                                                --------   --------   --------
   Total Inn property-level costs and expenses................    33,681     32,257     31,792
 Depreciation.................................................     6,362      6,952      5,703
 Incentive management fee.....................................     4,892      3,521      4,720
 Residence Inn system fee.....................................     2,642      2,524      2,524
 Property taxes...............................................     2,460      2,230      2,274
 Base management fee..........................................     1,384      1,324      1,323
 Equipment rent and other.....................................     1,128        913      1,024
                                                                --------   --------   --------
                                                                  52,549     49,721     49,360
                                                                --------   --------   --------
OPERATING PROFIT..............................................    16,649     16,477     16,775
 Interest expense.............................................   (10,700)   (11,315)   (12,200)
 Interest income..............................................       690        304        293
                                                                --------   --------   --------
INCOME BEFORE EXTRAORDINARY ITEMS.............................     6,639      5,466      4,868
 Extraordinary gain on the forgiveness of deferred incentive
   management fees............................................    29,781         --         --
                                                                --------   --------   --------
NET INCOME....................................................  $ 36,420   $  5,466   $  4,868
                                                                ========   ========   ========
ALLOCATION OF NET INCOME
 General Partner..............................................  $    364   $     55   $     49
 Limited Partners.............................................    36,056      5,411      4,819
                                                                --------   --------   --------
                                                                $ 36,420   $  5,466   $  4,868
                                                                ========   ========   ========
NET INCOME PER LIMITED PARTNER UNIT
 (65,600 Units)...............................................  $    550   $     83   $     73
                                                                ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

                   Statements of Changes in Partners' Capital
                   Marriott Residence Inn Limited Partnership
          For the Fiscal Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                              General    Limited
                              Partner   Partners    Total
                              --------  ---------  --------

Balance, December 31, 1997..     $162    $ 8,417   $ 8,579

  Capital distributions.....      (33)    (3,280)   (3,313)

  Net income................       49      4,819     4,868
                                 ----    -------   -------

Balance, December 31, 1998..      178      9,956    10,134

  Net income................       55      5,411     5,466
                                 ----    -------   -------

Balance, December 31, 1999..      233     15,367    15,600

  Net income................      364     36,056    36,420
                                 ----    -------   -------

Balance, December 31, 2000..     $597    $51,423   $52,020
                                 ====    =======   =======




         The accompanying notes are an integral part of these financial statements.

                           Statements of Cash Flows
                   Marriott Residence Inn Limited Partnership
          For the Fiscal Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                                    2000      1999       1998
                                                                --------   -------   --------
OPERATING ACTIVITIES
 Net income...................................................  $ 36,420   $ 5,466   $  4,868
 Extraordinary gain on the forgiveness of deferred incentive
  management fees.............................................   (29,781)       --         --
 Depreciation.................................................     6,362     6,952      5,703
 Deferral of incentive management fees due to
  Residence Inn by Marriott, Inc..............................     3,626     2,752      4,320
 Amortization of deferred financing costs as interest.........       472       472        472
 Loss on dispositions of property and equipment...............         8        14         --
 Changes in operating accounts:
  Due from Residence Inn by Marriott, Inc.....................      (176)       57        421
  Accounts payable and accrued expenses.......................       (35)     (794)      (129)
  Repayment of base management fee due to
   Residence Inn by Marriott, Inc.............................        --        --       (872)
                                                                --------   -------   --------
      Cash provided by operating activities...................    16,896    14,919     14,783
                                                                --------   -------   --------
INVESTING ACTIVITIES
 Additions to property and equipment..........................    (5,075)   (5,475)    (5,538)
 Change in property improvement fund..........................    (2,022)     (644)       937
                                                                --------   -------   --------
      Cash used in investing activities.......................    (7,097)   (6,119)    (4,601)
                                                                --------   -------   --------
FINANCING ACTIVITIES
 Principal payments on mortgage debt..........................    (5,069)   (6,802)    (8,492)
 Capital distributions to partners............................        --        --     (3,313)
                                                                --------   -------   --------
      Cash used in financing activities.......................    (5,069)   (6,802)   (11,805)
                                                                --------   -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............     4,730     1,998     (1,623)

CASH AND CASH EQUIVALENTS at beginning of year................     6,025     4,027      5,650
                                                                --------   -------   --------
CASH AND CASH EQUIVALENTS at end of year......................  $ 10,755   $ 6,025   $  4,027
                                                                ========   =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest..................................  $ 10,228   $11,770   $ 11,805
                                                                ========   =======   ========




  The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements
                   Marriott Residence Inn Limited Partnership


NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on March 29, 1988 to acquire, own and operate 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States: four in Ohio, three in California, three in Georgia, two in Missouri and one in each of Illinois, Colorado and Michigan, and as of December 31, 2000, have a total of 2,129 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("Marriott International"), as part of the Residence Inn by Marriott hotel system.

The partnership was formed through a public offering of 65,600 limited partnership units in 1988. The sole general partner, with a 1% interest, is RIBM One LLC (the "General Partner"), a Delaware single member limited liability company with a Class A 1% managing economic interest owned by Host Marriott, L.P. ("Host LP") and a Class B 99% non-managing economic interest owned by Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest).

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

                   Marriott Residence Inn Limited Partnership

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

Use of Estimates in the Preparation of Financial Statements

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

All property and equipment is pledged as security for the mortgage debt.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual property basis will be less than the net book value of the property. If a property is impaired, its basis is adjusted to fair market value.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the partners. Significant

                   Marriott Residence Inn Limited Partnership

differences exist between the net income or loss for financial reporting purposes and the net income or loss reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of base and incentive management fees. As a result of these differences, the Partnership's net assets reported in the accompanying financial statements exceeds the tax basis of such net assets by $3,675,000 as of December 31, 2000. As of December 31, 1999, the tax basis of net assets exceeded the net assets reported in the accompanying financial statements by $23,851,000.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with the mortgage debt refinancing and are amortized using the straight-line method over the term of the loan. At December 31, 2000 and 1999, deferred financing costs, net of accumulated amortization, totaled $835,000 and $1,307,000, respectively. Amortization of deferred financing costs totaled $472,000 in 2000, 1999, and 1998.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2000 presentation.

NOTE 3.  LITIGATION SETTLEMENT

In September 2000, the general partner, Marriott International, Inc., and related defendants closed on the settlement of a lawsuit filed by limited partners from seven limited partnerships, including the Partnership's limited partners ("Litigation Settlement"). In accordance with the terms of the settlement, the defendants made cash payments of approximately $152 per Unit to the limited partners, in exchange for dismissal of the litigation and a complete release of all claims. In addition to these cash payments, the Manager agreed to forgive $29.8 million of deferred incentive management fees payable by the Partnership which is reflected as an extraordinary gain in the statement of operations for the year ended December 31, 2000.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                      2000           1999
                                                    --------       --------
          Land and improvements..............       $ 46,441       $ 46,441
          Buildings and improvements.........        123,898        121,566
          Furniture and equipment............         29,429         40,768
          Construction in progress...........          2,273            821
                                                    --------       --------
                                                     202,041        209,596
          Less accumulated depreciation......        (64,544)       (70,804)
                                                    --------       --------
                                                    $137,497       $138,792
                                                    ========       ========

                   Marriott Residence Inn Limited Partnership

NOTE 5.  ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below (in thousands). The fair value of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                        As of December 31, 2000  As of December 31, 1999
                        -----------------------  -----------------------
                                     Estimated                Estimated
                         Carrying      Fair       Carrying      Fair
                          Amount       Value       Amount       Value
                        ----------  -----------  ----------  -----------
Senior mortgage debt...    $75,731      $76,796     $79,529      $79,228
Second mortgage debt...    $22,482      $25,080     $23,753      $27,045

The estimated fair values of debt obligations are based on the expected future debt service payments discounted at risk adjusted rates.

NOTE 6.  MORTGAGE DEBT

The Partnership's mortgage debt is comprised of a $100 million note (the "Senior Mortgage") which bears interest at a fixed rate of 8.6% and a $30 million note (the "Second Mortgage") which bears interest at a fixed rate of 15.25% for a blended interest rate of 10.13%. Both the Senior Mortgage and Second Mortgage require monthly payments of principal and interest and mature on September 30, 2002. In addition to the required monthly payments, during each of the four years from 1996 through 1999, the Partnership was required to pay, on a cash available basis, an additional $2 million annually toward principal amortization on the Senior Mortgage. Additionally, during the entire seven year term, the Partnership has the option to pay up to an additional $1 million principal payment annually on the Second Mortgage and up to another $1 million optional principal payment which would be applied in a 2:1 ratio to the Senior and Second Mortgage, respectively. During 2000 and 1999, the Partnership made principal payments of $3,798,000 and $5,625,000 on the Senior Mortgage and $1,271,000 and $1,177,000 on the Second Mortgage, respectively. At December 31, 2000, the outstanding principal balance of the Senior Mortgage was $75,731,000 and the outstanding principal balance of the Second Mortgage was $22,482,000. At December 31, 1999, the outstanding principal balance of the Senior Mortgage was $79,529,000 and the outstanding principal balance of the Second Mortgage was $23,753,000.

Both the Senior Mortgage and the Second Mortgage are secured by the Inns, the land on which they are located, a security interest in all personal property associated with the Inns including furniture and equipment, inventory, contracts and other general intangibles and an assignment of the Partnership's rights under the management agreement.

Principal amortization of the Senior and Second Mortgages at December 31, 2000 is as follows (in thousands):

          2001...........      $ 5,617
          2002...........       92,596
                               -------
                               $98,213
                               =======


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

                   Marriott Residence Inn Limited Partnership

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (20% in any year in which operating profit is equal to or greater than $23.5 million). In 1999, incentive management fees were calculated as 15% of operating profit. However in 2000 and 1998, incentive management fees were calculated as 20% of operating profit. The incentive management fee is payable out of 50% of cash flow from operations remaining after payments of qualifying debt service, retention by the Partnership of annual cash flow from operations of $6,626,263 and the deferred base management fee. If the Partnership retains an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Incentive management fees earned are payable in the future from operating cash flow, as defined. Unpaid incentive management fees are paid from cash flow available for incentive management fees following payment of the then current incentive management fees. For the years ended December 31, 2000, 1999, and 1998, $4.9 million, $3.5 million and $4.7 million, respectively, in incentive management fees were earned, of which $1.3 million, $.8 million and $.4 million, respectively, were paid. As of December 31, 2000 and 1999, deferred incentive management fees were $3.6 million and $29.9 million, respectively. In connection with the Litigation Settlement, the Manager waived $29.9 million of deferred incentive management fees, which was recognized as an extraordinary gain during 2000.

The Management Agreement also provides for annual payments of the Residence Inn system fee equal to 4% of gross suite sales from the Inns. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred by the Manager in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of suite sales to the marketing fund. For the years ended December 31, 2000, 1999 and 1998, respectively, the Partnership paid a Residence Inn system fee of $2,642,000, $2,524,000 and $2,524,000, reimbursed the Manager $1,284,000, $1,306,000 and
$1,318,000 for Chain Services, and contributed $1,651,000, $1,575,000 and $1,578,000 to the marketing fund.

In addition, the Inns participate in Marriott International's Marriott's Rewards Program ("MRP"). The costs of this program are based upon the MRP sales at each hotel. MRP costs were $283,000 and $224,000, and $117,000 in 2000, 1999, and
1998, respectively. Chain Services, contributions to the marketing fund and MRP costs are included in selling, administrative and other expenses in the statement of operations.

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables that are maintained and controlled by the Manager. Upon termination of the management agreement, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 2000 and 1999, $775,000 has been advanced to the Manager for working capital and is included in Due from Residence Inn by Marriott, Inc. on the balance sheet.

The management agreement provides for the establishment of a property improvement fund to provide for the replacement of furniture, fixtures and equipment ("FF&E") at the Inns. Total contributions during 2000, 1999 and 1998 were $5,006,000, $5,091,000 and $3,968,000, respectively. Based on capital budgets, it was determined that the property improvement fund was insufficient beginning in 1998, primarily due to the need to complete total suite refurbishments at the majority of the Inns in the next several years. As a result of this expected shortfall, the General Partner established a reserve in 1996 for the future capital needs of the Inns. In addition, to minimize the shortfall, the Partnership temporarily increased the contribution rate during 2000, 1999 and 1998 from 5% of gross revenues. The contribution rate was 5.5% of gross revenues in 2000 and

                   Marriott Residence Inn Limited Partnership

1999 and 6% of gross revenues in 1998. During the first quarters of 2000 and 1999, the Partnership provided additional cash contributions to the property improvement fund of $1,200,000 and $1,450,000, respectively.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no managers or officers. The business and policy making functions of the Partnership are carried out through the managers and executive officers of RIBM One LLC, the General Partner, who are listed below:

                                                   Age at
        Name             Current Position     December 31, 2000
---------------------  ---------------------  -----------------

 Robert E. Parsons     President and Manager         45
 W. Edward Walter      Executive Vice President      45
                         and Treasurer

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

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, and Executive Vice President in May 2000. He is also Executive Vice President and Treasurer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner with Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no managers or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and managers of the General Partner are not required to devote their full time to the performance of such duties. To the extent that any officer or manager devotes time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 2000, 1999 and 1998, the Partnership reimbursed Host Marriott or its subsidiaries $344,000, $109,000 and $229,000, respectively, for the cost of providing all administrative and other services as General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host LP, Marriott International, Inc. and their respective affiliates own 80 limited partnership units as of December 31, 2000.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

Incorporated by reference to the description of the management agreement in Note 7 to the financial statements set forth in Part I, Item 8.

                                    PART IV


ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of This Report

     (i)  Financial Statements
              All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

     (ii) Financial Statement Schedules
              The following financial information is filed herewith on the pages indicated.

              Schedule III - Real Estate and Accumulated Depreciation, pages 27 to 28.

     All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     (iii)    Exhibits



            Exhibit
             Number                                                  Description
          -----------                 ------------------------------------------------------------------------
              *3.1                      Amended and Restated Agreement of Limited Partnership of Marriott
                                        Residence Inn Limited Partnership by and among RIBM One Corporation
                                        (General Partner), Christopher G. Townsend (Organizational Limited
                                        Partner), and Limited Partners dated March 29, 1988.

              *3.2                      First Amendment to Amended and Restated Agreement of Limited
                                        Partnership of Marriott Residence Inn Limited Partnership, dated
                                        December 28, 1998.
             *10.1                      First Amendment to Loan Agreement by and between Marriott Residence
                                        Inn Limited Partnership (Borrower) and German American Capital
                                        Corporation (Lender), dated April 23, 1996.
             *10.2                      Loan Agreement by and between Marriott Residence Inn Limited
                                        Partnership (Borrower) and German American Capital Corporation
                                        (Lender), dated October 10, 1995.
             *10.3                      Indemnity Agreement by Marriott Residence Inn Limited Partnership
                                        (Borrower) and RIBM One Corporation (collectively, the Indemnitors)
                                        in favor of German American Capital Corporation (Lender), dated
                                        October 10, 1995.



            Exhibit
             Number                                                  Description
          -----------                 ------------------------------------------------------------------------
             *10.4                      Four Party Agreement by and among Marriott Residence Inn Limited
                                        Partnership (Borrower), German American Capital Corporation (Senior
                                        Lender), Starwood Mezzanine Investors, L.P. (Subordinate Lender) and
                                        Residence Inn by Marriott, Inc. (Manager), dated October 10, 1995.

             *10.5                      Loan Agreement by and between Marriott Residence Inn Limited
                                        Partnership (Borrower) and Starwood Mezzanine Investors, L.P.
                                        (Lender), dated October 10, 1995.
             *10.6                      Loan Agreement by and between Marriott Residence Inn Limited
                                        Partnership and The Sanwa Bank Limited, dated as of April 20, 1988.

             *10.7                      Revolving Credit Agreement by and between Marriott Residence Inn
                                        Limited Partnership and The Sanwa Bank Limited, dated as of April 20,
                                        1988.

             *10.8                      Manager's Letter Agreement between Residence Inn by Marriott, Inc.
                                        and Marriott Residence Inn Limited Partnership, dated October 10,
                                        1995.
             *10.9                      Management Agreement by Marriott Residence Inn Limited Partnership
                                        (Owner) and Residence Inn by Marriott, Inc. (Manager), dated March
                                        29, 1988.

          -----------------------------------
          *  Incorporated by reference to the Partnership's previously filed documents.

(b)  Reports on Form 8-K:

     .    None.

                                 SCHEDULE III
                                  Page 1 of 2
                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000
                                (in thousands)




                                        Initial                                 Gross Amount at December
                                         Costs                                          31, 2000
                                      ------------                             --------------------------
                                                                  Subsequent
                                        Land and    Building and     Costs       Land and    Building and            Accumulated

        Description           Debt    Improvements  Improvements  Capitalized  Improvements  Improvements   Total    Depreciation
---------------------------  -------  ------------  ------------  -----------  ------------  ------------  --------  ------------
La Jolla                     $17,285       $11,579      $ 14,462      $ 1,769       $11,580      $ 16,230  $ 27,810       $ 5,471
Long Beach                     9,527         7,167        11,455        1,659         7,235        13,046    20,281         4,085
St. Louis Galleria             8,250         1,989         5,010        2,112         2,014         7,097     9,111         2,309
Boulder                        7,661         1,451         6,686          690         1,451         7,376     8,827         2,422
Costa Mesa                     7,268         3,678         6,955        1,211         3,678         8,166    11,844         2,582
Atlanta Buckhead               6,875         3,894         5,519        1,163         3,903         6,673    10,576         2,249
Atlanta Cumberland             6,286         4,099         4,627          842         4,099         5,469     9,568         1,863
Atlanta Dunwoody               6,286         2,116         7,387        1,770         2,116         9,157    11,273         3,093
Chicago Lombard                6,089         3,665         5,746        1,282         3,665         7,028    10,693         2,221
Southfield                     5,991         2,031         8,195        1,414         2,031         9,609    11,640         3,309
Cincinnati North               4,321         1,183         9,587          923         1,183        10,510    11,693         3,512
Other properties, each
 less than 5% of total        12,374         3,546        19,925        3,552         3,486        23,537    27,023         8,256
                             -------       -------      --------      -------       -------      --------  --------       -------

                             $98,213       $46,398      $105,554      $18,387       $46,441      $123,898  $170,339       $41,372
                             =======       =======      ========      =======       =======      ========  ========       =======


                               Date of
                              Completion
                                  of         Date    Depreciation
        Description          Construction  Acquired      Life
---------------------------  ------------  --------  ------------
La Jolla                          1986       1988    40 years
Long Beach                        1987       1988    40 years
St. Louis Galleria                1986       1988    40 years
Boulder                           1986       1988    40 years
Costa Mesa                        1986       1988    40 years
Atlanta Buckhead                  1987       1988    40 years
Atlanta Cumberland                1987       1988    40 years
Atlanta Dunwoody                  1984       1988    40 years
Chicago Lombard                   1987       1988    40 years
Southfield                        1986       1988    40 years
Cincinnati North                  1985       1988    40 years
Other properties, each
 less than 5% of total       1985-1987       1988    40 years


                                  SCHEDULE III
                                  Page 2 of 2
                   MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000
                                 (in thousands)


Notes:
------

                                                                                       1998      1999       2000
                                                                                     --------  --------   --------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year................................................    $160,899  $162,333   $168,007
     Capital expenditures and transfers from construction-in-progress............       1,434     5,716      2,332
     Dispositions................................................................          --       (42)        --
                                                                                     --------  --------   --------
     Balance at end of year......................................................    $162,333  $168,007   $170,339
                                                                                     ========  ========   ========
(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year................................................     $29,640  $ 33,233   $ 37,219
     Depreciation................................................................       3,593     3,986      4,153
                                                                                      -------  --------   --------
     Balance at end of year......................................................     $33,233  $ 37,219   $ 41,372
                                                                                      =======  ========   ========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $168.0 million at December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23th day of March 2001.


                                MARRIOTT RESIDENCE INN
                                LIMITED PARTNERSHIP

                                By:   RIBM ONE LLC
                                      General Partner



                                      /s/ Robert E. Parsons, Jr.
                                      -------------------------------
                                      President and Manager


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                           Title
---------                           -----
                                    (RIBM ONE LLC)

/s/ Robert E. Parsons, Jr.          President and Manager
--------------------------
Robert E. Parsons, Jr.


/s/ W. Edward Walter                Executive Vice President and Treasurer
--------------------------
W. Edward Walter


/s/ Donald D. Olinger               Vice President (Principal Accounting
--------------------------            Officer)
Donald D. Olinger