Form 10-Q
period 2001-03-23
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2001-05-07
CIK 829092

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


For the Quarter Ended March 23, 2001               Commission File No. 033-20022


                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                              10400 Fernwood Road
                            Bethesda, MD 20817-1109
                                (301) 380-9000


        Delaware                                      52-1558094
-----------------------                ---------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ____.
                           ---

================================================================================

================================================================================
                  Marriott Residence Inn Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        -------
PART I - FINANCIAL INFORMATION (Unaudited)
           Condensed Balance Sheets
              March 23, 2001 and December 31, 2000........................  1

           Condensed Statements of Operations
              Twelve Weeks Ended March 23, 2001 and March 24, 2000........  2

           Condensed Statements of Cash Flows
              Twelve Weeks Ended March 23, 2001 and March 24, 2000........  3

           Notes to Condensed Financial Statements........................  4

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  5

           Quantitative and Qualitative Disclosures about Market Risk.....  7

PART II - OTHER INFORMATION

                  Marriott Residence Inn Limited Partnership
                           Condensed Balance Sheets
                                (In Thousands)

                                                                           March 23,        December 31,
                                                                             2001               2000
                                                                         -------------     ---------------
                                                                          (unaudited)
                                         ASSETS
   Property and equipment, net.......................................    $     136,461     $       137,497
   Due from Residence Inn by Marriott, Inc...........................            4,250               2,160
   Deferred financing costs, net of accumulated amortization.........              726                 835
   Property improvement fund.........................................            3,176               2,889
   Cash and cash equivalents.........................................           11,444              10,755
                                                                         -------------     ---------------
                                                                         $     156,057     $       154,136
                                                                         =============     ===============

                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt.....................................................    $      97,317     $        98,213
   Incentive management fees due to Residence Inn by Marriott, Inc...            4,620               3,626
   Accounts payable and accrued expenses.............................              943                 277
                                                                         -------------     ---------------
         Total Liabilities...........................................          102,880             102,116
                                                                         =============     ===============
PARTNERS' CAPITAL
   General Partner...................................................              609                 597
   Limited Partners..................................................           52,568              51,423
                                                                         -------------     ---------------
         Total Partners' Capital.....................................           53,177              52,020
                                                                         -------------     ---------------
                                                                         $     156,057     $       154,136
                                                                         =============     ===============

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements Of Operations
          (Unaudited, In Thousands, Except Unit And Per Unit Amounts)


                                                            Twelve Weeks Ended
                                                           March 23,   March 24,
                                                             2001         2000
                                                           --------    --------
REVENUES
   Inn revenues
     Suites .............................................  $ 14,739    $ 14,264
     Other ..............................................       612         719
                                                           --------    --------
         Total Inn revenues .............................    15,351      14,983
                                                           --------    --------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites .............................................     3,234       3,258
     Other department costs and expenses ................       321         374
     Selling, administrative and other ..................     3,940       3,549
                                                           --------    --------
         Total Inn property-level costs and expenses ....     7,495       7,181
   Depreciation .........................................     1,470       1,482
   Incentive management fee .............................     1,024         770
   Property taxes .......................................       550         583
   Residence Inn system fee .............................       590         571
   Equipment rent and other .............................       528         527
   Base management fee ..................................       307         300
                                                           --------    --------
         Total operating costs and expenses .............    11,964      11,414
                                                           --------    --------

OPERATING PROFIT ........................................     3,387       3,569
   Interest expense .....................................    (2,371)     (2,519)
   Interest income ......................................       141          85
                                                           --------    --------
NET INCOME ..............................................  $  1,157    $  1,135
                                                           ========    ========
ALLOCATION OF NET INCOME
   General Partner ......................................  $     12    $     11
   Limited Partners .....................................     1,145       1,124
                                                           --------    --------
                                                           $  1,157    $  1,135
                                                           ========    ========
NET INCOME PER LIMITED
   PARTNER UNIT (65,600 Units)...........................  $     17    $     17
                                                           ========    ========

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements Of Cash Flows
                           (Unaudited, In Thousands)

                                                    Twelve Weeks Ended
                                                  March 23,    March 24,
                                                     2001        2000
                                                  --------     --------
OPERATING ACTIVITIES
   Net income ..................................   $  1,157    $  1,135
   Depreciation ................................      1,470       1,482
   Amortization of deferred financing costs ....        109         109
   Deferred incentive management fees ..........        994         734
   Loss on sale of fixed assets ................          3           7
   Changes in operating accounts ...............     (1,424)       (167)
                                                   --------    --------

         Cash provided by operating activities..      2,309       3,300
                                                   --------    --------
INVESTING ACTIVITIES
   Additions to property and equipment .........       (437)     (1,437)
   Change in property improvement fund .........       (287)     (1,176)
                                                   --------    --------

         Cash used in investing activities .....       (724)     (2,613)
                                                   --------    --------

FINANCING ACTIVITIES
   Repayment of mortgage debt ..................       (896)       (809)
                                                   --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        689        (122)

CASH AND CASH EQUIVALENTS at beginning of period     10,755       6,025
                                                   --------    --------

CASH AND CASH EQUIVALENTS at end of period .....   $ 11,444    $  5,903
                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest .............   $  1,653    $  1,740
                                                   ========    ========

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                    Note To Condensed Financial Statements
                                  (Unaudited)

1.       Organization

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on March 29, 1988 to acquire, own and operate 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States: four in Ohio, three in California, three in Georgia, two in Missouri and one in each of Illinois, Colorado and Michigan, and as of March 23, 2001, have a total of 2,129 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc., as part of the Residence Inn by Marriott hotel system.

2.       Summary of Significant Accounting Policies

The accompanying unaudited, condensed financial statements have been prepared by Marriott Residence Inn Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of March 23, 2001, and the results of its operations and cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

Certain reclassifications were made to the prior year unaudited, condensed financial statements to conform to the current presentation.

3.       Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the General Partner and Marriott International, Inc. for the twelve weeks ended March 23, 2001 and March 24, 2000 (in thousands):

                                                  2001     2000
                                                 ------   ------
Marriott International, Inc.:
   Residence Inn system fee ..................   $  590   $  571
   Incentive management fee ..................       30       36
   Marketing fund contribution ...............      368      357
   Base management fee .......................      307      300
   Chain services and Marriott Rewards Program      344      331
                                                 ------   ------
                                                 $1,639   $1,595
                                                 ======   ======

General Partner:
     Administrative expenses reimbursed ......   $   --   $  175
                                                 ======   ======

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

GENERAL

Consistent with the terms of the Partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the General Partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. In this regard, the General Partner has recently engaged a financial advisor to solicit bids from interested parties. There can be no assurance, however, that such a transaction will occur or, if it were to occur, of the timing or value of any such transaction. If the General Partner determines that any such bids would be in the best interest of the Limited Partners, then the General Partner will attempt to effectuate such a transaction. No such transaction is pending as of the date of this report.

RESULTS OF OPERATIONS

Revenues. Partnership revenues increased $368,000, or 2.5%, to $15.4 million for the first quarter of 2001 when compared to the same period in 2000. The increase was achieved primarily through increases in room revenue per available room ("REVPAR"). REVPAR measures daily room revenues generated on a per room basis and represents the combination of the average daily suite rate charged and the average daily occupancy achieved. First quarter 2001 REVPAR for the 15 Inns combined increased 3.2% over the same period in 2000 to $82.38, primarily due to a 5.0% increase in the combined average suite rate from $97.54 in 2000 to $102.37 in 2001, slightly offset by a one percentage point decrease in occupancy to 80.5%.

Operating Costs and Expenses. Total operating costs and expenses increased $550,000, or 4.8%, to $12.0 million for the first quarter of 2001, primarily due to increases in Inn property-level costs and expenses and incentive management fees. As a percentage of Inn revenues, operating costs and expenses were 78% of revenues for the first quarter of 2001 compared to 76% for the first quarter of 2000.

Inn property-level costs and expenses for the first quarter of 2001 increased $314,000 over the first quarter of 2000 primarily due to increases in selling, administrative and other expenses, including salaries and benefits, energy costs, and marketing and sales expenses, offset by a slight improvement in suites margin from 77% for the first quarter of 2000 to 78% for the first quarter of 2001.

The incentive management fee ("IMF") earned by Residence Inn by Marriott, Inc. (the "Manager") is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million and as 20% of Operating Profit whenever Operating Profit equals or exceeds $23.5 million. During interim reporting periods, the percentage used to calculate IMF is 15% or 20%, and is determined based on whether or not full year Operating Profit is expected to fall short of, or exceed, $23.5 million. Incentive management fees for the first quarter of 2001 increased $254,000, or 34%, to $1.0 million because for the first quarter of 2001, the IMF was calculated as 20% of Operating Profit, based on full year 2001 forecasted Operating Profit in excess of $23.5 million, versus 15% for the first quarter of 2000. $994,000 and $734,000 of the incentive management fees expensed during the first quarters of 2001 and 2000, respectively, were deferred and are payable from future operating cash flow, as defined in the Management Agreement.

                       RESIDENCE INN LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $182,000, or 5.1% to $3.4 million, or 22% of revenues, for the twelve weeks ended March 23, 2001, compared to $3.6 million, or 24% of revenues for the twelve weeks ended March 24, 2000.

Interest Expense. Interest expense decreased $148,000 for the twelve weeks ended March 23, 2001 due to principal amortization of the Senior and Second Mortgages.

Net Income. As a result of the items discussed above, net income for the twelve weeks ended March 23, 2001 increased $22,000, or 1.9%, to $1.2 million, when compared to the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Our mortgage matures in 2002, and it is expected that the debt will be refinanced prior to maturity.

Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for suite refurbishments at a majority of the Inns as part of ongoing, routine capital maintenance. To reduce the shortfall, the Partnership provided additional cash of $1.2 million to the fund in the first quarter 2000.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $47 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. The General Partner is currently in discussions with the Manager regarding alternate funding sources for the capital expenditure needs. The Partnership may be required to fund a portion of these capital needs. Once negotiations are completed, the General Partner will be in a better position to project possible cash distributions to limited partners in the future.

The General Partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The General Partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

                       RESIDENCE INN LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF OFFICIAL CONDITION
                           AND RESULTS OF OPERATIONS


Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund. Cash provided by operating activities was $2.3 million for the first quarter 2001 compared to $3.3 million for the first quarter 2000. This $1.0 million decrease was primarily due to changes in operating accounts, due to the timing of receipts from the Manager.

The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Cash used in investing activities was $0.7 million and $2.6 million for the first quarter 2001 and 2000, respectively. Contributions to the property improvement fund were $844,000 and $749,000 for the first quarter 2001 and 2000 respectively, and we provided additional cash of $1.2 million to the fund in the first quarter of 2000. Capital expenditures during these same time periods were $0.4 million and $1.4 million, respectively.

The Partnership's cash used in financing activities consists of the repayment of mortgage debt of $896,000 and $809,000 for the first quarter of 2001 and 2000, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 23, 2001, all of the Partnership's debt has a fixed interest rate. As of March 23, 2001 and March 24, 2000, the Partnership's mortgage debt totaled $97.3 million and $98.2 million, respectively.


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


                                         MARRIOTT RESIDENCE INN
                                         LIMITED PARTNERSHIP

                                         By:      RIBM ONE LLC
                                                  General Partner




              May 7, 2001                By:     /s/ Mathew Whelan
                                                --------------------------------
                                                 Mathew Whelan
                                                 Vice President