Form 10-Q
period 2001-06-15
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2001-07-30
CIK 829092

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


For the Quarter Ended June 15, 2001                Commission File No. 033-20022


                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                              10400 Fernwood Road
                           Bethesda, MD  20817-1109
                                (301) 380-9000


           Delaware                                     52-1558094
----------------------------------       ---------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                          --
================================================================================

================================================================================

                   Marriott Residence Inn Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                                     PAGE NO.
                                                                                     --------
PART I - FINANCIAL INFORMATION (Unaudited):

     Condensed Balance Sheets
      June 15, 2001 and December 31, 2000.............................................   1

     Condensed Statements of Operations
      Twelve and Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000..............   2

     Condensed Statements of Cash Flows
      Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000.........................   3

     Notes to Condensed Financial Statements..........................................   4

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.............................................   5

     Quantitative and Qualitative Disclosures about Market Risk.......................   7

PART II - OTHER INFORMATION AND SIGNATURE.............................................   7

                  Marriott Residence Inn Limited Partnership
                           Condensed Balance Sheets
                                (in thousands)

                                                                          June 15,      December 31,
                                                                            2001            2000
                                                                        -------------   ------------
                                                                         (unaudited)
                                     ASSETS
 Property and equipment, net.........................................   $135,286          $137,497
 Due from Residence Inn by Marriott, Inc.............................      2,562             2,160
 Deferred financing costs, net of accumulated amortization...........        617               835
 Property improvement fund...........................................      3,689             2,889
 Cash and cash equivalents...........................................     14,613            10,755
                                                                        --------          --------

                                                                        $156,767          $154,136
                                                                        ========          ========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
 Mortgage debt.......................................................   $ 95,943          $ 98,213
 Incentive management fees due to Residence Inn by Marriott, Inc.....      5,475             3,626
 Accounts payable and accrued expenses...............................        710               277
                                                                        --------          --------

     Total Liabilities...............................................    102,128           102,116
                                                                        --------          --------

PARTNERS' CAPITAL
 General Partner.....................................................        623               597
 Limited Partners....................................................     54,016            51,423
                                                                        --------          --------

     Total Partners' Capital.........................................     54,639            52,020
                                                                        --------          --------

                                                                        $156,767          $154,136
                                                                        ========          ========

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements of Operations
          (Unaudited, in Thousands, Except Unit and Per Unit Amounts)

                                                   Twelve Weeks Ended      Twenty-Four Weeks Ended
                                                   June 15,   June 16,      June 15,     June 16,
                                                     2001      2000          2001          2000
                                                   -------    -------       -------      -------
REVENUES
 Inn revenues
  Suites........................................   $15,040    $15,500       $29,779      $29,764
  Other.........................................       634        742         1,246        1,461
                                                   -------    -------       -------      -------
   Total Inn revenues...........................    15,674     16,242        31,025       31,225
                                                   -------    -------       -------      -------

OPERATING COSTS AND EXPENSES
 Inn property-level costs and expenses
  Suites........................................     3,227      3,347         6,461        6,605
  Other department costs and expenses...........       410        423           762          856
  Selling, administrative and other.............     3,669      3,521         7,609        7,070
                                                   -------    -------       -------      -------
   Total Inn property-level costs and expenses..     7,306      7,291        14,832       14,531
 Depreciation...................................     1,564      1,469         3,034        2,951
 Incentive management fee.......................     1,116      1,416         2,140        2,186
 Property taxes.................................       574        611         1,124        1,194
 Residence Inn system fee.......................       601        620         1,191        1,191
 Equipment rent and other.......................       578        743         1,075        1,211
 Base management fee............................       314        325           621          625
                                                   -------    -------       -------      -------
   Total operating costs and expenses...........    12,053     12,475        24,017       23,889
                                                   -------    -------       -------      -------

OPERATING PROFIT................................     3,621      3,767         7,008        7,336
 Interest expense...............................    (2,355)    (2,479)       (4,726)      (4,998)
 Interest income................................       196        137           337          222
                                                   -------    -------       -------      -------

NET INCOME......................................   $ 1,462    $ 1,425       $ 2,619      $ 2,560
                                                   =======    =======       =======      =======

ALLOCATION OF NET INCOME
 General Partner................................   $    14    $    14            26           26
 Limited Partners...............................     1,448      1,411         2,593        2,534
                                                   -------    -------       -------      -------
                                                   $ 1,462    $ 1,425       $ 2,619      $ 2,560
                                                   =======    =======       =======      =======

NET INCOME PER LIMITED PARTNER UNIT
 (65,600 Units).................................   $    22    $    22       $    40      $    39
                                                   =======    =======       =======      =======

                  See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements of Cash Flows
                           (Unaudited, in Thousands)

                                                       Twenty-Four Weeks Ended
                                                        June 15,     June 16,
                                                          2001         2000
                                                        -------      -------
OPERATING ACTIVITIES
 Net income.......................................      $ 2,619      $ 2,560
 Depreciation.....................................        3,034        2,951
 Amortization of deferred financing costs.........          218          218
 Deferred incentive management fees...............        1,849        1,781
 Loss on dispositions of fixed assets.............            3           16
 Changes in operating accounts....................           31         (254)
                                                        -------      -------

     Cash provided by operating activities........        7,754        7,272
                                                        -------      -------

INVESTING ACTIVITIES
 Additions to property and equipment..............         (826)      (2,476)
 Change in property improvement fund..............         (800)        (907)
                                                        -------      -------

     Cash used in investing activities............       (1,626)      (3,383)
                                                        -------      -------

FINANCING ACTIVITIES
 Repayment of mortgage debt.......................       (2,270)      (2,049)
                                                        -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS.............        3,858        1,840

CASH AND CASH EQUIVALENTS at beginning of period..       10,755        6,025
                                                        -------      -------

CASH AND CASH EQUIVALENTS at end of period........      $14,613      $ 7,865
                                                        =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for mortgage interest..................      $ 4,104      $ 4,324
                                                        =======      =======

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                         Notes to Financial Statements
                                  (Unaudited)

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

2.   Summary of Significant Accounting Policies

The accompanying unaudited, condensed financial statements have been prepared by the Partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 15, 2001, the results of its operations for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000 and its cash flows for the twenty-four weeks ended June 15, 2001 and June 16, 2000. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

3.   Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the General Partner and Marriott International, Inc. for the twenty-four weeks ended June 15, 2001 and June 16, 2000 (in thousands):

                                                  2001    2000
                                                 ------  ------
Marriott International, Inc.:
  Residence Inn system fee.....................  $1,191  $1,191
  Incentive management fee.....................     291     405
  Marketing fund contribution..................     744     744
  Base management fee..........................     621     625
  Chain services and Marriott Rewards Program..     677     664
                                                 ------  ------
                                                 $3,524  $3,629
                                                 ======  ======

General Partner:
  Administrative expenses reimbursed...........  $   70  $  220
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

GENERAL

Consistent with the terms of the Partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the General Partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. In this regard, the General Partner has engaged a financial advisor to solicit bids from interested parties. There can be no assurance, however, that such a transaction will occur or, if it were to occur, of the timing or value of any such transaction. If the General Partner determines that any such bids would be in the best interest of the Limited Partners, then the General Partner will attempt to effectuate such a transaction. Whereas we have been contacted by potential interested parties, no such transaction is pending as of the date of this report.

RESULTS OF OPERATIONS

Revenues. Inn revenues decreased $568,000, or 3%, to $15.7 million and decreased $200,000, or 1%, to $31.0 million, respectively, for the twelve week and twenty-four week periods ended June 15, 2001 and are the result of the continued overall weakness in the economy compared to the prior year. RevPAR is a standard industry measure of the daily room revenues generated on a per room basis and represents the combination of the average daily suite rate charged and the average daily occupancy achieved. For the second quarter of 2001, RevPAR decreased 3% to $84.06 due to a less than 1% increase in the combined average suite rate to $102.34 offset by a 2.9 percentage point decrease in the combined average occupancy to 82.1%. Through the second quarter of 2001, RevPAR increased less than 1% to $83.22 due to a $2.57, or 3%, increase in the combined average suite rate to $102.35, offset by a 2.1 percentage point decrease in the combined average occupancy to 81.3%. Year-to-date, telephone revenues declined $245,000, reflecting the decline in occupancy year-to-date.

Operating Costs and Expenses. Operating costs and expenses decreased $422,000, or 3%, to $12.1 million and increased $128,000, or 1%, to $24.0 million for the twelve weeks and twenty-four weeks ended June 15, 2001, respectively, when compared to the same periods in 2000. As a percentage of total Inn revenues, total operating costs and expenses were 77% for the all periods presented.

Inn property-level costs and expenses increased $15,000, or less than 1%, to $7.3 million and increased $301,000, or 2%, to $14.8 million for the twelve and twenty-four weeks ended June 15, 2001, respectively, when compared to the same periods in 2000. As a percentage of Inn revenues, Inn property-level costs and expenses represented 47% and 45% for the second quarters of 2001 and 2000, respectively, and 48% and 47% for year-to-date 2001 and 2000, respectively.

The incentive management fee ("IMF") earned by Residence Inn by Marriott, Inc. (the "Manager") is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million and as 20% of Operating Profit whenever Operating Profit equals or exceeds $23.5 million. The IMF was calculated as 20% of Operating Profit for the twenty-four weeks ended June 15, 2001 and June 16, 2000, based upon the expectations for full year Operating Profit. However, the estimated full year IMF calculation was increased from 15% of operating profit for the first quarter of 2000 to 20% of Operating Profit in the second quarter 2000, the result was an adjustment of $257,000 to IMF during the second quarter of 2000.


Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $146,000 to $3.6 million, or 23% of revenues, for the second quarter of 2001, versus $3.8 million, or 23% of revenues, for the same period in 2000, and decreased $328,000 to $7.0 million, or 23% of revenues, for the first two quarters of 2001, versus $7.3 million, or 23% of revenues, for the same period in 2000.

Interest Expense. Interest expense decreased $124,000, or 5%, and $272,000, or 5%, for the second quarter and year-to-date 2001, respectively, primarily due to principal amortization of the Senior and Second Mortgages.

Net Income. As a result of the items discussed above, net income increased $37,000, or 3%, to $1.5 million, and increased $59,000 or 2%, to $2.6 million for the twelve and twenty-four weeks ended June 15, 2001, respectively. Net income comprised approximately 9% of revenues for the second quarters of 2001 and 2000, and 8% of revenues for both the first two quarters of 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Our mortgage matures in September 2002, and it is expected that the debt will be refinanced prior to maturity.

Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for suite refurbishments at a majority of the Inns as part of ongoing, routine capital replacement. To reduce the shortfall, the contribution rate to the fund has been set at 5.5% of gross Inn revenues since 1999. The contribution rate will remain at 5.5% for 2001. Currently we are negotiating with the Manager a long-term plan, discussed below, and until such time as this is completed we do not anticipate any material routine capital maintenance expenses.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $47 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. The General Partner is currently in discussions with the Manager regarding alternate funding sources for the capital expenditure needs. The Partnership may be required to fund a portion of these capital needs. Once negotiations are completed, the General Partner will be in a better position to project possible cash distributions, if any, to limited partners in the future.

The General Partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The General Partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund. Cash provided by operating activities was $7.8 million for the first two quarters of 2001 compared to $7.3 million for the first two quarters of 2000.

The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Cash used in investing activities was $1.6 million and $3.4 million for the first two quarters of 2001 and 2000, respectively. Contributions to the property improvement fund were $1.7 and $2.9 million for the first two quarters in 2001 and 2000, respectively, and we provided additional cash of $1.2 million to the fund in the first quarter of 2000. Capital expenditures during these same time periods were $0.8 million and $2.5 million, respectively.

The Partnership's cash used in financing activities consist of repayments of mortgage debt of $2.3 million and $2.0 million for the first two quarters of 2001 and 2000, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 15, 2001, all of the Partnership's debt has a fixed interest rate.


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


                                    MARRIOTT RESIDENCE INN
                                    LIMITED PARTNERSHIP

                                    By:   RIBM ONE LLC
                                          General Partner



     July 27, 2001                  By:   /s/ Mathew Whelan
                                          --------------------------
                                          Mathew Whelan
                                          Vice President