Form 10-Q
period 2001-09-07
MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
filed 2001-10-22
CIK 829092

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


For the Quarter Ended September 7, 2001            Commission File No. 033-20022


                  MARRIOTT RESIDENCE INN LIMITED PARTNERSHIP
                              10400 Fernwood Road
                           Bethesda, MD 20817-1109
                                (301) 380-9000

             Delaware                                                                             52-1558094
----------------------------------------                                   --------------------------------------------------------
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

                               TABLE OF CONTENTS
                               -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I - FINANCIAL INFORMATION (Unaudited):

     Condensed Balance Sheets
      September 7, 2001 and December 31, 2000...............................................        1

     Condensed Statements of Operations
      Twelve and Thirty-Six Weeks Ended September 7, 2001 and September 8, 2000.............        2

     Condensed Statements of Cash Flows
      Thirty-Six Weeks Ended September 7, 2001 and September 8, 2000........................        3

     Notes to Condensed Financial Statements................................................        4

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................................................        5

     Quantitative and Qualitative Disclosures about Market Risk.............................        8



PART II - OTHER INFORMATION AND SIGNATURE...................................................        8

                  Marriott Residence Inn Limited Partnership
                           Condensed Balance Sheets
                                (in thousands)

                                                                   September 7,    December 31,
                                                                      2001            2000
                                                                   ------------    -----------
                                                                    (unaudited)
                                   ASSETS

 Property and equipment, net......................................   $134,676       $137,497
 Due from Residence Inn by Marriott, Inc..........................      2,593          2,160
 Deferred financing costs, net of accumulated amortization........        508            835
 Property improvement fund........................................      3,836          2,889
 Cash and cash equivalents........................................     16,429         10,755
                                                                     --------       --------

                                                                     $158,042       $154,136
                                                                     ========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
 Mortgage debt....................................................   $ 94,534       $ 98,213
 Incentive management fees due to Residence Inn by Marriott, Inc..      6,121          3,626
 Accounts payable and accrued expenses............................        498            277
                                                                     --------       --------

     Total Liabilities............................................    101,153        102,116
                                                                     --------       --------

PARTNERS' CAPITAL
 General Partner..................................................        644            597
 Limited Partners.................................................     56,245         51,423
                                                                     --------       --------

     Total Partners' Capital......................................     56,889         52,020
                                                                     --------       --------

                                                                     $158,042       $154,136
                                                                     ========       ========

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements of Operations
          (Unaudited, in Thousands, Except Unit and Per Unit Amounts)

                                                         Twelve Weeks Ended          Thirty-Six Weeks Ended
                                                     September 7,   September 8,   September 7,   September 8,
                                                         2001           2000           2001           2000
                                                     ------------   ------------   ------------   ------------
REVENUES
 Inn revenues
  Suites........................................       $15,661        $17,022        $45,440        $46,786
  Other.........................................           759            813          2,005          2,274
                                                       -------        -------        -------        -------
   Total Inn revenues...........................        16,420         17,835         47,445         49,060
                                                       -------        -------        -------        -------

OPERATING COSTS AND EXPENSES
 Inn property-level costs and expenses
  Suites........................................         3,267          3,530          9,728         10,135
  Other department costs and expenses...........           349            249          1,111          1,105
  Selling, administrative and other.............         3,681          4,246         11,290         11,862
                                                       -------        -------        -------        -------
   Total Inn property-level costs and expenses..         7,297          8,025         22,129         23,102
 Depreciation...................................         1,478          1,457          4,512          4,408
 Incentive management fee.......................         1,256          1,397          3,396          3,583
 Property taxes.................................           571            516          1,695          1,710
 Residence Inn system fee.......................           626            680          1,817          1,871
 Equipment rent and other.......................           481            358          1,556          1,023
 Base management fee............................           328            356            949            981
                                                       -------        -------        -------        -------
   Total operating costs and expenses...........        12,037         12,789         36,054         36,678
                                                       -------        -------        -------        -------

OPERATING PROFIT................................         4,383          5,046         11,391         12,382
 Interest expense...............................        (2,305)        (2,430)        (7,031)        (7,428)
 Interest income................................           172            183            509            405
                                                       -------        -------        -------        -------

NET INCOME......................................       $ 2,250        $ 2,799        $ 4,869        $ 5,359
                                                       =======        =======        =======        =======

ALLOCATION OF NET INCOME
 General Partner................................       $    23        $    28             49             54
 Limited Partners...............................         2,227          2,771          4,820          5,305
                                                       -------        -------        -------        -------
                                                       $ 2,250        $ 2,799        $ 4,869        $ 5,359
                                                       =======        =======        =======        =======

NET INCOME PER LIMITED PARTNER UNIT
 (65,600 Units).................................       $    34        $    42        $    73        $    81
                                                       =======        =======        =======        =======

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                      Condensed Statements of Cash Flows
                           (Unaudited, in Thousands)

                                                          Thirty-Six Weeks Ended
                                                        September 7,   September 8,
                                                            2001           2000
                                                        -----------    ------------
OPERATING ACTIVITIES
 Net income.......................................       $ 4,869        $ 5,359
 Depreciation.....................................         4,512          4,408
 Amortization of deferred financing costs.........           327            327
 Deferred incentive management fees...............         2,495          2,215
 Loss on dispositions of fixed assets.............             1              7
 Changes in operating accounts....................          (212)          (536)
                                                         -------        -------

     Cash provided by operating activities........        11,992         11,780
                                                         -------        -------

INVESTING ACTIVITIES
 Additions to property and equipment..............        (1,692)        (3,535)
 Change in property improvement fund..............          (947)          (484)
                                                         -------        -------

     Cash used in investing activities............        (2,639)        (4,019)
                                                         -------        -------

FINANCING ACTIVITIES
 Repayment of mortgage debt.......................        (3,679)        (3,321)
                                                         -------        -------

INCREASE IN CASH AND CASH EQUIVALENTS.............         5,674          4,440

CASH AND CASH EQUIVALENTS at beginning of period..        10,755          6,025
                                                         -------        -------

CASH AND CASH EQUIVALENTS at end of period........       $16,429        $10,465
                                                         =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for mortgage interest..................       $ 6,518        $ 6,877
                                                         =======        =======

                 See Notes to Condensed Financial Statements.

                  Marriott Residence Inn Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.   Organization

Marriott Residence Inn Limited Partnership (the "Partnership"), a Delaware limited partnership, owns 15 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in seven states in the United States and have a total of 2,129 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly owned subsidiary of Marriott International, Inc.

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

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 7, 2001, the results of its operations for the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000 and its cash flows for the thirty-six weeks ended September 7, 2001 and September 8, 2000. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

3.   Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the General Partner and Marriott International, Inc. for the thirty-six weeks ended September 7, 2001 and September 8, 2000 (unaudited, in thousands):

                                                  2001    2000
                                                 ------  ------
Marriott International, Inc.:
  Residence Inn system fee.....................  $1,817  $1,871
  Incentive management fee.....................     900   1,369
  Marketing fund contribution..................   1,136   1,170
  Base management fee..........................     949     981
  Chain services and Marriott Rewards Program..     972   1,022
                                                 ------  ------
                                                 $5,774  $6,413
                                                 ======  ======

General Partner:
  Administrative expenses reimbursed...........  $   55  $  188
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

GENERAL

Consistent with the terms of the Partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the General Partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. As stated in the Partnership's letter to limited partners dated September 14, 2001, the General Partner engaged Merrill Lynch & Co. ("Merrill Lynch") as its financial advisor in April 2001 to solicit bids from interested parties. As part of that process, Merrill Lynch prepared a list of over 20 parties who they believed might have an interest in acquiring either the Partnership's Inns or the limited partner units and contacted those parties. Several of the parties contacted requested additional information, conducted preliminary due diligence of the Partnership and submitted acquisition proposals to the Partnership.

As previously disclosed to the limited partners, the Partnership has begun exclusive discussions with one potential acquirer. As part of these discussions, we are working with the potential acquirer to determine, among other things, the effect of the terrorist attacks of September 11, 2001 on the Partnership's Inns and the transaction in general. Since the sale process is still ongoing, there can be no assurance that a transaction will occur or, if it were to occur, of the timing or ultimate value of any such transaction. In addition, if a transaction were to occur, it would require approval of the limited partners as well as consent of the Partnership's lenders.

RECENT EVENTS

As a result of the September 11, 2001 terrorist attacks, which occurred subsequent to the third quarter, occupancy levels have declined significantly during the first four-weeks of the fourth quarter. However, we do not believe that this four-week period will be representative of the remainder of the quarter. We expect operations to recover somewhat, but remain significantly below third quarter 2001 and fourth quarter 2000 levels. As a result, we have been actively working with the Manager on a number of initiatives to reverse this trend. The Manager has become more focused on marketing and advertising and has targeted specific industry groups that are likely to benefit from the changed economic environment such as the defense industry and government agencies. We have implemented a number of cost saving initiatives to reflect the reduced volume at the properties, including consolidating or reducing hours of operations and reducing labor costs. Many of these initiatives had been in place at varying degrees prior to September 11/th/ due to the slower economy and have subsequently been accelerated. We believe that while the near term outlook for the Inns' operations will continue to be difficult, we anticipate a gradual return to normal business levels.



RESULTS OF OPERATIONS

Revenues. Inn revenues decreased $1,415,000, or 8%, to $16.4 million and decreased $1,615,000, or 3%, to $47.4 million, respectively, for the twelve week and thirty-six week periods ended September 7, 2001 and are the result of the continued overall weakness in the economy compared to the prior year. For the third quarter of 2001, revenue per available room (RevPAR) decreased 3% to $84.95 due to a less than 1% increase in the combined average suite rate to $102.99 offset by a 2.9 percentage point decrease in the combined average occupancy to 82.5%. Through the third quarter of 2001, RevPAR decreased 3% to $84.66 due to a $1, or 1%, increase in the combined average suite rate to $102.77, offset by a 2.9 percentage point decrease in the combined average occupancy to 82.4%.

Operating Costs and Expenses. Operating costs and expenses decreased $752,000, or 6%, to $12.0 million and decreased $624,000, or 2%, to $36.1 million for the twelve weeks and thirty-six weeks ended September 7, 2001, respectively, when compared to the same periods in 2000, primarily due to decreases in Inn property-level costs and expenses. As a percentage of total Inn revenues, total operating costs and expenses were 73% and 72% for the third quarter of 2001 and 2000, respectively, and 76% and 75% of revenues through the third quarters of 2001 and 2000, respectively.

Inn property-level costs and expenses decreased $728,000, or 9%, to $7.3 million and decreased $973,000, or 4%, to $22.1 million for the twelve and thirty-six weeks ended September 7, 2001, respectively, when compared to the same periods in 2000. The decrease is due to a decrease in rooms controllable expenses corresponding to the decreasing occupancy in general and administrative expenses as a result of the Manager's cost-cutting efforts at the Inns. As a percentage of Inn revenues, Inn property-level costs and expenses represented 44% and 45% for the third quarters of 2001 and 2000, respectively, and 47% year-to-date 2001 and 2000.

The incentive management fee ("IMF") earned by Residence Inn by Marriott, Inc. (the "Manager") is calculated as 15% of Operating Profit, as defined in the Management Agreement, in any year in which Operating Profit is less than $23.5 million and as 20% of Operating Profit whenever Operating Profit equals or exceeds $23.5 million. The IMF was calculated as 20% of Operating Profit for the thirty-six weeks ended September 7, 2001 and September 8, 2000, based upon the expectations for full year Operating Profit. However, the estimated full year IMF calculation was increased from 15% of operating profit for the first quarter of 2000 to 20% of Operating Profit in the second quarter 2000, the result was an adjustment of $257,000 to IMF during the second quarter of 2000.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $663,000 to $4.4 million, or 27% of revenues, for the third quarter of 2001, versus $5.0 million, or 28% of revenues, for the same period in 2000, and decreased $991,000 to $11.4 million, or 24% of revenues, for the first three quarters of 2001, versus $12.4 million, or 25% of revenues, for the same period in 2000.

Interest Expense. Interest expense decreased $125,000, or 5%, and $397,000, or 5%, for the third quarter and year-to-date 2001, respectively, primarily due to principal amortization of the senior and second mortgages.

Net Income. As a result of the items discussed above, net income decreased $549,000, or 20%, to $2.3 million, and decreased $490,000 or 9%, to $4.9 million for the twelve and thirty-six weeks ended September 7, 2001, respectively. Net income comprised approximately 14% and 16% of revenues for the third quarter of 2001 and 2000, and 10% and 11% of revenues for the first three quarters of 2001 and 2000, respectively.


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

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund. Cash provided by operating activities was $12 million for the first three quarters of 2001 and 2000.

The Partnership's cash used in investing activities primarily consists of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Cash used in investing activities was $2.6 million and $4.0 million for the first three quarters of 2001 and 2000, respectively. Contributions to the property improvement fund were $2.6 and $1.2 million for the first three quarters in 2001 and 2000, respectively, and we provided additional cash of $1.2 million to the fund in the first quarter of 2000. Capital expenditures during these same time periods were $1.7 million and $3.8 million, respectively.

The Partnership's cash used in financing activities consist of repayments of mortgage debt of $3.7 million and $3.3 million for the first three quarters of 2001 and 2000, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 7, 2001, all of the Partnership's debt has a fixed interest rate.



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


                                             MARRIOTT RESIDENCE INN
                                             LIMITED PARTNERSHIP

                                             By:   RIBM ONE LLC
                                                   General Partner



          October 22, 2001                   By:   /s/ Mathew Whelan
                                                   -----------------------------
                                                   Mathew Whelan
                                                   Vice President